Form 10-Q
period 1994-12-31
ENERGYNORTH INC
filed 1995-01-31
CIK 704503

                            FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934


        For the Quarterly Period Ended December 31, 1994


                 Commission File Number 0-11035


                        ENERGYNORTH, INC.
     (Exact name of registrant as specified in its charter)


New Hampshire                             02-0363755
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)           Identification No.)


1260 Elm Street, P.O. Box 329, Manchester, NH 03105
(Address and zip code of principal executive offices)


(603)625-4000
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


EnergyNorth, Inc. had 3,155,108 shares of $1.00 par value common stock outstanding on January 31, 1995, the filing date of this Report.



                   An exhibit index appears on Page 11.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements



                             ENERGYNORTH, INC.
                   Condensed Consolidated Balance Sheets
                                  Assets
              (Unaudited, except for September 30, 1994 data)
                          (Thousands of dollars)



                                                  December 31,   September 30,
                                                1994       1993           1994
                                            -------------------  -------------
Property:
  Utility plant, at cost                    $126,485   $120,936       $124,617
  Accumulated depreciation and amortization   39,448     36,303         38,521
                                            -------------------  -------------
    Net utility plant                         87,037     84,633         86,096
  Net non-utility property, at cost            8,332      8,098          7,907
                                            -------------------  -------------
      Net property                            95,369     92,731         94,003
                                            -------------------  -------------
Current assets:
  Cash and temporary cash investments            507      1,030          3,048
  Accounts receivable (net of allowances of
    $1,084, $1,070 and $1,050, respectively)   6,224      8,024          2,261
  Unbilled revenues                            3,179      3,301            544
  Deferred gas costs                               -      3,175              -
  Inventories, at average cost:
    Materials and supplies                     1,628      1,744          1,650
    Supplemental gas supplies                  7,113      7,494          8,047
  Prepaid and deferred taxes                   1,763        715          1,468
  Recoverable FERC 636 transition costs        2,540      2,268          2,351
  Prepaid expenses and other                   1,035      1,174          1,226
                                            -------------------  -------------
      Total current assets                    23,989     28,925         20,595
                                            -------------------  -------------
Deferred charges:
  Regulatory SFAS 109 asset                    2,370          -          2,370
  Other deferred charges                       3,912      2,025          4,051
                                            -------------------  -------------
      Total deferred charges                   6,282      2,025          6,421
                                            -------------------  -------------
Total Assets                                $125,640   $123,681       $121,019
                                            ===================  =============







  See accompanying notes to condensed consolidated financial statements.

                             ENERGYNORTH, INC.
                   Condensed Consolidated Balance Sheets
                      Capitalization and Liabilities
              (Unaudited, except for September 30, 1994 data)
                          (Thousands of dollars)


                                                December 31,     September 30,
                                              1994        1993            1994
                                          --------------------   -------------
Capitalization:
  Common stock - par value of $1 per
    share, 10,000,000 shares authorized;
    3,153,387, 3,112,513 and 3,141,572
    shares issued and outstanding,
    respectively                          $  3,153    $  3,113        $  3,142
  Amount in excess of par                   29,035      28,376          28,860
  Retained earnings                         10,220       9,125           8,776
                                          --------------------   -------------
    Total common stockholders' equity       42,408      40,614          40,778
  Long-term debt                            33,029      34,832          32,971
  Capital lease obligations                    461         734             530
                                          --------------------   -------------
      Total capitalization                  75,898      76,180          74,279
                                          --------------------   -------------
Current liabilities:
  Notes payable to banks                     3,565       7,520               -
  Current portion of long-term debt          2,076       1,730           2,036
  Current portion of capital lease
    obligations                                272         263             272
  Inventory purchase obligation              7,660       7,027           7,334
  Accounts payable                           6,520       6,888           4,848
  Deferred gas costs                         1,771           -           4,736
  Accrued interest                           1,591       1,601             843
  Accrued  taxes                               906         846             414
  Accrued FERC 636 transition costs          2,540       2,268           2,351
  Customer deposits, environmental
    and other                                3,023       3,221           4,109
                                          --------------------   -------------
      Total current liabilities             29,924      31,364          26,943
                                          --------------------   -------------
Commitments and contingencies

Deferred credits:
  Deferred income taxes                     13,926      10,057          13,779
  Regulatory SFAS 109 liability              1,592       1,623           1,620
  Unamortized investment tax credits         2,116       2,263           2,151
  Contributions in aid of construction
    and other                                2,184       2,194           2,247
                                           -------------------   -------------
      Total deferred credits                19,818      16,137          19,797
                                           -------------------   -------------
Total Capitalization and Liabilities      $125,640    $123,681        $121,019
                                          ====================   =============

  See accompanying notes to condensed consolidated financial statements.

                             ENERGYNORTH, INC.
                Condensed Consolidated Statements of Income
                     For the periods ended December 31
                                (Unaudited)
(Thousands of dollars except for per share amounts and shares outstanding)


                                            Three Months         Twelve Months
                                          1994       1993       1994      1993
                                     --------------------  --------------------

Total operating revenues               $22,472    $25,914    $93,608    $86,366
                                     --------------------  --------------------
Operating expenses:
  Cost of gas sold                       9,999     12,459     52,670     48,111
  Operations and maintenance             5,737      5,700     21,837     20,925
  Depreciation and amortization          1,251      1,227      4,878      4,619
  Taxes other than income taxes          1,035        972      3,974      3,750
  Federal and state income taxes         1,295      1,519      2,392      1,884
                                     --------------------  --------------------
      Total operating expenses          19,317     21,877     85,751     79,289
                                     --------------------  --------------------
Operating income                         3,155      4,037      7,857      7,077
                                     --------------------  --------------------
Other income:
  Net rentals, service and
    appliance sales                        220        197        672        628
  Other, net                                45         37          8        145
                                     --------------------  --------------------
      Total other income                   265        234        680        773
                                     --------------------  --------------------
Income before interest expense           3,420      4,271      8,537      7,850
                                     --------------------  --------------------
Interest expense:
  Interest on long-term debt               800        830      3,255      3,346
  Other interest                           300        201        804        535
  Interest charged to construction          (4)        (3)       (26)       (26)
                                     --------------------  --------------------
      Total interest expense             1,096      1,028      4,033      3,855
                                     --------------------  --------------------
Earnings applicable to common stock    $ 2,324    $ 3,243    $ 4,504    $ 3,995
                                     ====================  ====================
Weighted average shares outstanding  3,144,600  3,106,119  3,129,402  3,091,899
                                     ====================  ====================
Earnings per share                       $0.74      $1.04      $1.44      $1.29
                                     ====================  ====================
Dividends declared per share             $0.28      $0.27      $1.09     $1.065
                                     ====================  ====================







  See accompanying notes to condensed consolidated financial statements.

                             ENERGYNORTH, INC.
              Condensed Consolidated Statements of Cash Flows
                  For the three months ended December 31
                                (Unaudited)
                          (Thousands of dollars)

                                                                1994      1993
                                                             -----------------
Cash was provided (used) by:
Operating activities:
  Earnings applicable to common stock                        $ 2,324   $ 3,243
  Non-cash items:
    Depreciation and amortization                              1,448     1,410
    Deferred taxes and investment tax credits, net               217       333
                                                             -----------------
      Total funds provided by operating activities             3,989     4,986

  Changes in:
    Accounts receivable, net                                  (3,963)   (6,130)
    Unbilled revenues                                         (2,635)   (2,833)
    Inventories                                                  956     1,175
    Prepaid expenses and other                                   191       394
    Deferred gas costs                                        (2,965)   (2,412)
    Accounts payable                                           1,672     2,157
    Accrued liabilities                                          778       692
    Accrued/prepaid taxes                                         64       362
  Payments for environmental costs and other                  (1,198)      (15)
                                                             -----------------
      Net cash used by operating activities                   (3,111)   (1,624)
                                                             -----------------
Investing activities:
  Additions to property                                       (2,727)   (2,459)
                                                             -----------------
Financing activities:
  Issues of common stock                                         186       156
  Issues of long-term debt                                       235       217
  Change in notes payable to banks                             3,565     4,470
  Change in inventory purchase obligation                        326         -
  Change in customer deposits                                    134       107
  Change in contributions in aid of construction and other       (63)       20
  Cash dividends on common stock                                (880)     (839)
  Refunding requirements:
    Repayment of long-term debt                                 (137)     (131)
    Repayment of capital lease obligations                       (69)      (63)
                                                             -----------------
      Net cash provided by financing activities                3,297     3,937
                                                             -----------------
Net decrease in cash and temporary cash investments           (2,541)     (146)
Cash and temporary cash investments, beginning of period       3,048     1,176
                                                             -----------------
Cash and temporary cash investments, end of period           $   507   $ 1,030
                                                             =================



  See accompanying notes to condensed consolidated financial statements.

                        ENERGYNORTH, INC.
      Notes to Condensed Consolidated Financial Statements
                        December 31, 1994
                           (Unaudited)

EnergyNorth, Inc. is an exempt public utility holding company operating in southern and central New Hampshire. Its principal operating subsidiaries include EnergyNorth Natural Gas, Inc. ("ENGI"), a natural gas distribution utility, and EnergyNorth Propane, Inc. ("ENPI"), a retail propane company.


Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of EnergyNorth, Inc. (the "Company") include the accounts of all subsidiaries. All significant intercompany accounts and transactions have been eliminated in the accompanying financial statements.

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the U. S. Securities and Exchange Commission. Certain footnote disclosures and other information, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted from these interim financial statements, pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 1994 and 1993 and the results of operations for the three and twelve months then ended and statements of cash flows for the three months ended December 31, 1994 and 1993. All accounting policies and practices have been applied in a manner consistent with prior periods. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended September 30, 1994.

The business of ENGI and ENPI is influenced by seasonal weather conditions. The amount of gas sold for central and space heating purposes and, to a lesser extent, water heating, is directly related to the ambient air temperature. Consequently, more gas is sold during the winter months than is sold during the summer months. Therefore, the results of operations for the interim periods presented are not indicative of the results to be expected for all or any part of the balance of the current fiscal year.

Certain reclassifications have been made to previously issued financial statements to conform to the current presentation.

                        ENERGYNORTH, INC.
Notes to Condensed Consolidated Financial Statements (continued)
                        December 31, 1994
                           (Unaudited)


Note 2.  Cash Flows

Supplemental disclosures of cash flow information are as follows
(in thousands):

                                                   1994    1993
                                                   ----    ----
  Cash paid during the period for:
    Interest (net of amount capitalized)           $186    $220
    Income taxes, net of refunds                      7      41


In preparing the accompanying condensed consolidated statements of cash flows, all highly liquid investments having maturities of three months or less were considered cash equivalents.


Note 3.  Common Stock

For the three months ended December 31, 1994, the Company sold through the Dividend Reinvestment and Stock Purchase Plan approximately 11,800 shares of its $1.00 par value common stock with net proceeds of approximately $186,600.



Note 4.  Commitments and Contingencies

For a discussion of commitments and contingencies, please refer to Footnote 10 in the Company's 1994 Annual Report to Shareholders.

                        ENERGYNORTH, INC.
        Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                        December 31, 1994

Results of Operations
- ---------------------
The earnings applicable to common stock decreased by $919,000 to $2,324,000, or $.74 per share, for the three months ended December 31, 1994 from $3,243,000, or $1.04 per share in 1993. For the twelve months ended December 31, 1994, earnings applicable to common stock were $4,504,000, or $1.44 per share compared to $3,995,000, or $1.29 per share in the prior period.

Temperatures for the three-month period ended December 31, 1994 were significantly warmer when compared to normal and warmer than in the prior comparable period. Over the twelve-month period ended December 31, 1994, temperatures were close to normal as was the prior comparable period. The following chart discloses degree day data as recorded at the U.S. weather station in Concord, New Hampshire, comparing actual degree days to the previous period and to normal. Due to the size and topographical variations of ENGI's service territory, weather conditions vary. Concord, New Hampshire weather data is considered to be representative of the territory.


            Actual    Actual               Change vs.    Change vs.
           12-31-94  12-31-93  Normal   Previous Period    Normal
           --------  --------  ------   ---------------  ----------
3 months    2,237     2,628    2,608       -14.9%          -14.2%
12 months   7,486     7,496    7,525       - 0.1%          - 0.5%


Quarterly Comparison
- --------------------
The margin earned from utility natural gas operations decreased $762,000 or 6.6%. The weather was 14.9% warmer than the same quarter last year contributing to a decrease in firm sendout of over 11%. During 1994, ENGI implemented transportation tariffs and began transporting gas for customers in October. Transportation revenue, i.e. margin, recorded during the current quarter was approximately $189,000. In conjunction with the implementation of the transportation tariffs, margin earned on 280-day sales is now returned to customers through the cost of gas adjustment and does not impact profitability. The 280-day margin recorded in the prior period was approximately $121,000. Additionally, operating revenue was impacted by the repeal in June 1994 of the franchise tax assessed on sales of natural gas. Franchise tax revenue recorded in the prior period amounted to $205,000.

The margin from retail propane operations decreased slightly from the prior period as the margin per gallon sold decreased approximately 4%. While the average number of propane customers increased over 11%, the warmer temperatures kept the increase in the volume of gallons sold to only 2.2%.

                        ENERGYNORTH, INC.
        Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations (continued)
                        December 31, 1994

The increase in taxes other than income taxes was attributable primarily to higher property tax assessments made by cities and towns partially offset by the elimination of the state utility franchise tax. The decrease in Federal and state income tax expense correlates with the decrease in pretax earnings for the quarter.

The increase in other interest expense is due to interest related to deferred gas costs. A $3.3 million refund received in 1994 from the Tennessee Gas Pipeline Company is being returned to firm gas customers, along with interest, through the cost of gas adjustment.

Twelve-Month Comparison
- -----------------------
For the twelve-month period presented, margin earned from utility natural gas operations increased by $2,097,000 or 6.5% from the prior year. While temperatures were approximately the same as the prior year, firm sendout increased 3.3%.

The average number of retail propane customers increased 18.9% and gallons sold increased 18.8% during the twelve-month period, contributing to an increase in margin of $720,000.

Operations and maintenance expenses increased 4.4% due mainly to higher postretirement health care costs resulting from the implementation of SFAS 106 in October 1993.

Greater charges for depreciation and amortization were a direct result of plant additions. The increase in taxes other than income taxes was attributable primarily to higher property tax assessments made by cities and towns partially offset by the elimination of the franchise tax. The increase in Federal and state income tax expense correlates with the increase in pretax earnings.

Other interest expense increased by $269,000 mainly because of interest due customers resulting from the net impact of the Tennessee refund in 1994 and the recovery of take-or-pay gas costs in 1993 flowing through the cost of gas adjustment.

Capital Resources and Liquidity
- -------------------------------
The Company's major capital requirements result from efforts to maintain the safety and improve the efficiency of existing plant and to serve additional customers. For the three months ended December 31, 1994, capital expenditures totaled approximately $2.7 million.

Cash flow patterns reflect the seasonality of the Company's business. The greatest demand for cash is in the fall and early winter as construction projects are brought to completion and during the winter as accounts receivable balances grow.

                        ENERGYNORTH, INC.
        Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations (continued)
                        December 31, 1994

Capital expenditures and accounts receivable balances were financed by internally generated funds and supplemented by short-term bank borrowings and proceeds from the Dividend Reinvestment and Stock Purchase Plan ("DRIP"). During the three months ended December 31, 1994, the Company issued approximately 11,800 shares of common stock with net proceeds of approximately $186,600. At December 31, 1994, the Company had unsecured bank lines of credit of $13 million of which $9,435,000 was available.

Construction expenditures for fiscal 1995 are expected to be approximately $8 million. Construction expenditures, long-term debt repayments and working capital requirements will continue to be funded through cash generated by operations supplemented by available lines of credit and additional equity obtained through the DRIP.

In June 1994, the Company received a $3.3 million refund from the Tennessee Gas Pipeline Company resulting from rate case settlements with the FERC. The refund has been recorded in deferred gas costs and is being returned to customers through the operation of the cost of gas adjustment mechanism.

Future financing is subject to the amount and timing of internally generated funds, rate relief, sales volumes, construction requirements, regulatory actions and market conditions.

FERC Order 636
- --------------
Accrued transition cost charges from the Company's pipeline gas supplier resulting from FERC Order 636 are $2,540,000 at December 31, 1994 and are being recovered through the cost of gas adjustment mechanism. Additional transition costs are expected to range from $2.5 million to $5.6 million.

Environmental Matters
- ---------------------
At December 31, 1994, the Company has recorded in deferred charges $2.7 million associated with the investigation, plan development and disposal of the contents of the gasholder situated on a former gas manufacturing site. The Company has filed for a step increase in rates for the recovery of the costs described above. The Commission previously approved a method allowing for current deferral and future recovery of these costs over a seven-year period without return on the unamortized balance. A hearing has been scheduled for March 1995 by the Commission to determine whether such costs have been prudently incurred.

                        ENERGYNORTH, INC.
        Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations (continued)
                        December 31, 1994


In addition, $160,000 has been accrued for sampling and analysis of certain compounds identified at various locations in the area of a former gas manufacturing site. The Company is unable to predict at this time the magnitude of liability that may be imposed on it for the cost of additional studies or the performance of remedial action in connection with this site. The Company will pursue recovery from insurance carriers and claims against any other responsible parties (none are yet identified) seeking to ensure that they contribute appropriately to reimburse the Company for any costs incurred. The Company intends to seek rate relief at such time that the Company has determined the extent of the contamination and has received recommendations with regards to remediation.


PART II.  OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are not applicable.

Item 6.   Exhibits and Reports on Form 8-K

  (a)  Exhibits:

          27 - Financial Data Schedule.

  (b)  Reports on Form 8-K:

          The Company did not file any reports on Form 8-K during the quarter ended December 31, 1994.

                        ENERGYNORTH, INC.



                            SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         EnergyNorth, Inc.
                                            (Registrant)




Date:  January 31, 1995               /s/DAVID A. SKRZYSOWSKI
                               David A. Skrzysowski, duly authorized
                                    Vice President & Controller
                                   (Principal Accounting Officer)