Form 10-Q
period 1995-03-31
ENERGYNORTH INC
filed 1995-05-02
CIK 704503

                            FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


          For the Quarterly Period Ended March 31, 1995


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

EnergyNorth, Inc. had 3,170,810 shares of $1.00 par value common stock outstanding on May 2, 1995, the filing date of this Report.

                  An exhibit index appears at page 13.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements



                             ENERGYNORTH, INC.
                   Condensed Consolidated Balance Sheets
                                  Assets
              (Unaudited, except for September 30, 1994 data)
                          (Thousands of dollars)


                                              March 31,     September 30,
                                           1995       1994          1994
                                       -------------------- -------------
Property:
  Utility plant, at cost               $126,972   $121,396      $124,617
  Accumulated depreciation and
    amortization                         40,435     37,242        38,521
                                       -------- ------------ -------------
    Net utility plant                    86,537     84,154        86,096
  Net non-utility property, at cost       8,163      8,013         7,907
                                       -------- ------------ -------------
      Net property                       94,700     92,167        94,003
                                       -------- ------------ -------------
Current assets:
  Cash and temporary cash investments     5,131      4,329         3,048
  Accounts receivable (net of allowances of
    $951, $1,133 and $1,050, respectively)9,932     14,292         2,261
  Unbilled revenues                       1,374      1,429           544
 Inventories, at average cost:
    Materials and supplies                1,635      1,765         1,650
    Supplemental gas supplies             3,473      1,370         8,047
  Prepaid and deferred taxes              1,244        760         1,468
  Recoverable FERC 636 transition costs   1,330      1,327         2,351
  Prepaid expenses and other                754        854         1,226
                                       -------- ------------ -------------
      Total current assets               24,873     26,126        20,595
                                       -------- ------------ -------------
Deferred charges:
  Regulatory asset - income taxes         2,370          -         2,370
  Recoverable environmental costs         3,834      1,525         2,901
  Other deferred charges                  1,096      1,168         1,150
                                       -------- ------------ -------------
      Total deferred charges              7,300      2,693         6,421
                                       -------- ------------  -------------
Total Assets                           $126,873   $120,986      $121,019
                                       ======== ============  =============






  See accompanying notes to condensed consolidated financial statements.

                             ENERGYNORTH, INC.
                   Condensed Consolidated Balance Sheets
                      Capitalization and Liabilities
              (Unaudited, except for September 30, 1994 data)
                          (Thousands of dollars)

                                               March 31,       September 30,
                                            1995      1994              1994
                                            --------------     -------------
Capitalization:
  Common stock - par value of $1 per
    share, 10,000,000 shares authorized;
    3,169,253, 3,122,636 and 3,141,572
    shares issued and outstanding,
    respectively                        $  3,169  $  3,123         $  3,142
  Amount in excess of par                 29,206    28,561           28,860
  Retained earnings                       15,239    15,568            8,776
                                        ------------------       ----------
    Total common stockholders' equity     47,614    47,252           40,778
  Long-term debt                          32,649    34,697           32,971
  Capital lease obligations                  391       669              530
                                        ------------------       ----------
      Total capitalization                80,654    82,618           74,279
                                        ------------------       ----------
Current liabilities:
  Notes payable to banks                       -        90                -
  Current portion of long-term debt        2,100     1,728            2,036
  Current portion of capital lease
    obligations                              272       263              272
  Inventory purchase obligation            3,891     2,530            7,334
  Accounts payable                         6,366     6,744            4,848
  Deferred gas costs                       4,822       170            4,736
  Accrued interest                           857       848              843
  Accrued  taxes                           3,859     4,778              414
  Accrued FERC 636 transition costs        1,330     1,327            2,351
  Customer deposits, environmental
    and other                              2,787     3,768            4,109
                                        ------------------      -----------
      Total current liabilities           26,284    22,246           26,943
                                        ------------------      -----------
Commitments and contingencies

Deferred credits:
  Deferred income taxes                   14,111    10,101           13,779
  Unamortized investment tax credits       2,081     2,224            2,151
  Regulatory liability                     1,563     1,565            1,620
  Contributions in aid of construction
    and other                              2,180     2,232            2,247
                                        ------------------       ----------
      Total deferred credits              19,935    16,122           19,797
                                        ------------------       ----------
Total Capitalization and Liabilities   $ 126,873  $120,986         $121,019
                                       ===================       ==========

        See accompanying notes to condensed consolidated financial statements.

                             ENERGYNORTH, INC.
                Condensed Consolidated Statements of Income
                      For the periods ended March 31
                                (Unaudited)
(Thousands of dollars except for per share amounts and shares outstanding)


                                           Three Months          Six Months            Twelve Months
                                         1995       1994       1995       1994        1995      1994
                                  ------------------------------------------------------------------

Total operating revenues              $35,209    $47,008    $57,681     $72,922   $81,809    $93,762
                                  ------------------------------------------------------------------
Operating expenses:
  Cost of gas sold                     17,987     27,418     27,986      39,877    43,240     52,599
  Operations and maintenance            5,039      5,616     10,776      11,316    21,260     21,272
  Depreciation and amortization         1,250      1,222      2,501       2,449     4,906      4,686
  Taxes other than income taxes           848      1,234      1,883       2,206     3,587      3,862
  Federal and state income taxes        3,342      3,429      4,637       4,948     2,305      2,468
                                   -----------------------------------------------------------------
      Total operating expenses         28,466     38,919     47,783      60,796    75,298     84,887
                                   -----------------------------------------------------------------
Operating income                        6,743      8,089      9,898      12,126     6,511      8,875
                                   -----------------------------------------------------------------
Other income:
  Net rentals, service
    and appliance sales                   205        141        425         338       735        616
Other, net                                 32         27         77          64        12        143
                                   -----------------------------------------------------------------
      Total other income                  237        168        502         402       747        759
                                   -----------------------------------------------------------------
Income before interest expense          6,980      8,257     10,400      12,528     7,258      9,634
                                   -----------------------------------------------------------------
Interest expense:
  Interest on long-term debt              797        826      1,597       1,656     3,226      3,322
  Other interest                          288        153        588         354       938        565
  Interest charged to construction         (9)        (5)       (13)        (8)       (30)       (26)
                                    ----------------------------------------------------------------
      Total interest expense            1,076        974      2,172      2,002      4,134      3,861
                                    ----------------------------------------------------------------
Earnings applicable to common stock   $ 5,904    $ 7,283    $ 8,228    $10,526    $ 3,124     $5,773
                                    ================================================================
Weighted average shares outstanding 3,158,343  3,115,365  3,151,542  3,110,691  3,140,073  3,101,314
                                    ================================================================
Earnings per share                      $1.87      $2.34      $2.61      $3.38      $0.99      $1.86
                                    ================================================================
Dividends declared per share            $0.28      $0.27  $0.56  $0.54   $1.10  $1.07
                                    ================================================================



  See accompanying notes to condensed consolidated financial statements.

                             ENERGYNORTH, INC.
              Condensed Consolidated Statements of Cash Flows
                     For the six months ended March 31
                                (Unaudited)
                          (Thousands of dollars)

                                                       1995        1994
                                                 ----------    --------
Cash was provided (used) by:
Operating activities:
  Earnings applicable to common stock               $ 8,228     $10,526
  Non-cash items:
    Depreciation and amortization                     2,900       2,817
    Deferred taxes and investment tax credits, net      238        (185)
                                                 ----------    --------
      Total funds provided by operating activities   11,366      13,158

  Changes in:
    Accounts receivable, net                         (7,671)    (12,398)
    Unbilled revenues                                  (830)       (961)
    Inventories                                       4,589       7,278
    Prepaid expenses and other                          472         714
    Deferred gas costs                                   86         933
    Accounts payable                                  1,518       2,105
    Accrued liabilities                                (189)       (462)
    Accrued/prepaid taxes                             3,635       4,715
  Payments for environmental costs and other         (2,214)        103
                                                 ----------    --------
      Net cash provided by operating activities      10,762      15,185
                                                 ----------    --------
Investing activities:
  Additions to property                              (3,512)     (3,260)
                                                 ----------    --------
Financing activities:
  Issues of common stock                                373         351
  Issues of long-term debt                              360         217
  Change in notes payable to banks                        -      (2,960)
  Change in inventory purchase obligation            (3,443)     (4,497)
  Change in customer deposits                           132         133
  Change in contributions in aid of construction
    and other                                           (67)         59
  Cash dividends on common stock                     (1,765)     (1,679)
  Refunding requirements:
    Repayment of long-term debt                        (618)       (268)
    Repayment of capital lease obligations             (139)       (128)
                                                 ----------    --------
      Net cash used by financing activities          (5,167)     (8,772)
                                                 ----------    --------
Net increase in cash and temporary cash investments   2,083       3,153
Cash and temporary cash investments,
  beginning of period                                 3,048       1,176
                                                 ----------    --------
Cash and temporary cash investments, end of period  $ 5,131     $ 4,329
                                                 ==========    ========



  See accompanying notes to condensed consolidated financial statements.

                        ENERGYNORTH, INC.
      Notes to Condensed Consolidated Financial Statements
                         March 31, 1995
                           (Unaudited)

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

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the U. S. Securities and Exchange Commission. Certain footnote disclosures and other information, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted from these interim financial statements, pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading.
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 1995 and 1994 and the results of operations for the three, six and twelve months then ended and statements of cash flows for the six months ended
March 31, 1995 and 1994. All accounting policies and practices have been applied in a manner consistent with prior periods. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended September 30, 1994.

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

                        ENERGYNORTH, INC.
Notes to Condensed Consolidated Financial Statements (continued)
                         March 31, 1995
                           (Unaudited)


Note 2.  Cash Flows

Supplemental disclosures of cash flow information for the six months ended March 31 are as follows (in thousands):

                                                   1995     1994
                                                   ----     ----
  Cash paid during the period for:
    Interest (net of amount capitalized)         $1,874   $1,923
    Income taxes, net of refunds                    497      734


In preparing the accompanying condensed consolidated statements of cash flows, all highly liquid investments having maturities of three months or less were considered cash equivalents.


Note 3.  Common Stock

For the six months ended March 31, 1995, the Company sold through the Dividend Reinvestment and Stock Purchase Plan approximately
25,600 shares of its $1.00 par value common stock with net proceeds of approximately $408,800.


Note 4.  Commitments and Contingencies

For a discussion of commitments and contingencies, please refer to Footnote 10 in the Company's 1994 Annual Report to Shareholders.

                        ENERGYNORTH, INC.
        Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                         March 31, 1995

Results of Operations
- ---------------------
The earnings applicable to common stock decreased by $1,379,000 to $5,904,000, or $1.87 per share, for the three months ended
March 31, 1995, from $7,283,000, or $2.34 per share, in 1994. For the six months ended March 31, 1995, earnings applicable to common stock were $8,228,000, or $2.61 per share compared to $10,526,000, or $3.38 per share for the six months ended March 31, 1994. For the twelve months ended March 31, 1995, earnings applicable to common stock were $3,124,000, or $.99 per share compared to $5,773,000, or $1.86 per share in the prior period.

Temperatures for all periods presented were warmer when compared to normal and significantly warmer than in the prior comparable periods. The following chart discloses degree day data as recorded at the U.S. weather station in Concord, New Hampshire, comparing actual degree days to the previous period and to normal. Due to the size and topographical variations of ENGI's service territory, weather conditions vary. Concord, New Hampshire weather data is considered to be representative of the territory.


            Actual    Actual              Change vs.      Change vs.
           03-31-95  03-31-94  Normal   Previous Period     Normal
           --------  --------  ------   ---------------   ----------
3 months    3,265     4,028     3,622       -18.9%        - 9.9%
6 months    5,502     6,656     6,230       -17.3%        -11.7%
12 months   6,723     7,813     7,525       -14.0%        -10.7%

Quarterly Comparison
- --------------------
The decline in earnings resulted primarily from a $1,652,000 or 10% decrease in margin earned from utility natural gas operations. Firm sendout decreased almost 17% as the weather was 18.9% warmer than the same quarter last year. Also, with the repeal of the franchise tax, gross utility revenues declined $514,000.

The margin from retail propane operations declined $237,000, or 10.6%, from the prior period as the margin per gallon sold decreased approximately 2%. While the average number of propane customers increased nearly 12%, the warmer temperatures served to decrease the volume of gallons sold by 9%.

Operations and maintenance expenses decreased 10.3% due mainly to a reduction in labor costs, lower bad debt expense due to the lower level of operating revenues and continuing cost containment efforts.

                        ENERGYNORTH, INC.
        Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations (continued)
                         March 31, 1995

The decrease in taxes other than income taxes was attributable primarily to the elimination of the state utility franchise tax assessed on the sales of natural gas. The franchise tax was permitted as a credit against the New Hampshire Business Profits Tax ("NHBPT"). With its repeal, ENGI incurred state income tax expense during the period. The increase in state income tax expense was offset by a decrease in Federal income tax expense correlating to the reduction in pre-tax earnings for the quarter.

The increase in other interest expense is due to interest related to deferred gas costs. A $3.3 million refund received in 1994 from the Tennessee Gas Pipeline Company is being returned to firm gas customers, along with interest, through the cost of gas adjustment. Also, beginning in April 1995, ENGI will be returning to firm gas customers a $2.9 million refund received in February 1995.

Six-Month Comparison
- --------------------
For the six-month period presented, the weather was 17.3% warmer than the same period last year resulting in a decrease in firm sendout of over 14%. Margin earned from utility natural gas operations decreased $2,414,000 or 8.6%. In addition, gross utility revenues declined $735,000 due mainly to the repeal of the franchise tax.

The average number of retail propane customers increased 11.6%.
However, gallons sold decreased 4.9% due to the warmer temperatures.

Operations and maintenance expenses decreased 4.8%. Reductions in labor costs and bad debt expense and other cost saving efforts were achieved during the six-month period.

The decrease in taxes other than income taxes was attributable primarily to the elimination of the franchise tax, which was partially offset by higher property tax assessments made by cities and towns. The decrease in Federal and state income tax expense results from an increase in the NHBPT, offset by a decrease in Federal income tax expense correlating with the decrease in pre-tax earnings.

Other interest expense increased by $234,000, mainly because of interest related to deferred gas costs resulting from the net impact in the current period of the Tennessee refunds and the recovery from firm customers of take-or-pay gas costs flowing through the cost of gas adjustment in the prior period.

Twelve-Month Comparison
- -----------------------
For the twelve-month period presented, margin earned from utility natural gas operations decreased by $1,915,000, or 5.6%, from the

                        ENERGYNORTH, INC.
        Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations (continued)
                         March 31, 1995


prior year. Temperatures were approximately 14% warmer than the prior year, resulting in a decrease in firm sendout of 10%.
Additionally, gross utility revenues decreased by $778,000 due mainly to the repeal of the franchise tax.

Despite the warmer temperatures, retail propane operation gallons sold increased 2% during the twelve-month period as the average number of customers increased 16%. Margin increased $44,000 during the period.

Approximately the same level of operations and maintenance expense was maintained during the period. The increase in depreciation and amortization expense was a direct result of continuing investment in property, plant and equipment.

The decrease in taxes other than income taxes was attributable primarily to the elimination of the franchise tax, which was partially offset by higher property tax assessments made by cities and towns. The net impact of the NHBPT expense incurred during the period and a reduction in pre-tax earnings resulted in the decrease in Federal and state income tax expense for the period.

Other interest expense increased by $373,000 mainly because of interest on the net impact of the Tennessee refunds and the recovery of take-or-pay gas costs flowing through the cost of gas adjustment.

Capital Resources and Liquidity
- -------------------------------
The Company's major capital requirements result from normal replacements and efforts to improve the efficiency of existing plant and serve additional customers. For the six months ended March 31, 1995, capital expenditures totaled approximately $3.5 million.

Cash flow patterns reflect the seasonality of the Company's business. The greatest demand for cash is in the fall and early winter as construction projects are brought to completion and during the winter as accounts receivable balances grow.

Capital expenditures and working capital requirements were financed by internally generated funds and supplemented by short-term bank borrowings and proceeds from the Dividend Reinvestment and Stock Purchase Plan ("DRIP"). During the six months ended March 31, 1995, the Company issued approximately 25,600 shares of common stock with net proceeds of approximately $408,800. At March 31, 1995, the Company had unsecured bank lines of credit of $13 million, all of which was available.

                        ENERGYNORTH, INC.
        Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations (continued)
                         March 31, 1995

Construction expenditures for fiscal 1995 are expected to be approximately $8 million. Construction expenditures, long-term debt repayments and working capital requirements will continue to be funded through cash generated by operations supplemented by available lines of credit and additional equity obtained through the DRIP.

In June 1994, ENGI received a $3.3 million refund from the Tennessee Gas Pipeline Company ("Tennessee") resulting from rate case settlements with the FERC. The refund has been recorded in deferred gas costs and is being returned to firm gas customers through the operation of the cost of gas adjustment mechanism. ENGI received an additional refund from Tennessee of $2.9 million in February 1995. This refund has also been recorded in deferred gas costs and will be returned to firm gas customers starting in April 1995. The receipt of the refunds has reduced the requirements to borrow under the short-term lines of credit.

Future financing requirements are subject to the amount and timing of internally generated funds, rate relief, sales volumes, construction requirements, regulatory actions and market conditions.

FERC Order 636
- --------------
Accrued transition cost charges from ENGI's pipeline gas supplier resulting from FERC Order 636 are $1,330,000 at March 31, 1995 and are being recovered through the cost of gas adjustment mechanism. Additional transition costs are expected to range from $1.3 million to $4.7 million.

Environmental Matters
- ---------------------
At March 31, 1995, ENGI has recorded in deferred charges $3.7 million associated with the investigation, plan development and disposal of the contents of the gasholder situated on a former gas manufacturing site. ENGI has filed for a step increase in rates for the recovery of the costs described above. The Commission previously approved a method allowing for current deferral and future recovery of these costs over a seven-year period without return on the unamortized balance. Prudency hearings were conducted in March 1995 at which time the Commission staff stated their opinion that ENGI's actions were prudent. The Commission also re-examined their determination of the cost recovery period, and hearings on this issue were completed in April 1995. The Company is awaiting final Commission decision on these issues.

In addition, $160,000 has been accrued for sampling and analysis of certain compounds identified at various locations in the area of a former gas manufacturing site. ENGI is unable to predict at this

                        ENERGYNORTH, INC.
        Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations (continued)
                         March 31, 1995


time the magnitude of any liability that may be imposed on it for the cost of additional studies or the performance of remedial action in connection with this site. ENGI will pursue recovery from insurance carriers and claims against any other responsible parties seeking to ensure that they contribute appropriately to reimburse ENGI for any costs incurred. ENGI intends to seek rate relief at such time that it has determined the extent of the contamination and has received recommendations with regards to remediation.

                        ENERGYNORTH, INC.
        Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations (continued)
                         March 31, 1995



PART II.  OTHER INFORMATION

Items 1, 2, 3 and 5 are not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

The shareholders of the Company elected certain directors and ratified the appointment of auditors at the annual meeting held on February 1, 1995. Numbers of votes for each nominee and for the ratification of auditors are shown in the following table.

                                  Against or             Broker
                        For       Withheld     Abstain  Nonvotes
                        ----------------------------------------
Director Nominees
- -----------------
Richard J. Censits     2,469,556    99,186        -         -
Joan P. Cudhea         2,469,301    99,441        -         -
Sylvio L. Dupuis       2,498,148    70,594        -         -

Auditor Ratification   2,528,944    13,559     26,239       -
- --------------------

Item 6.   Exhibits and Reports on Form 8-K

  (a)  Exhibits:

          27 - Financial Data Schedule.
               (Submitted only in electronic format to the
                Securities and Exchange Commission)

  (b)  Reports on Form 8-K:

          The Company did not file any reports on Form 8-K during the quarter ended March 31, 1995.

                        ENERGYNORTH, INC.



                            SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         EnergyNorth, Inc.
                                            (Registrant)




Date:  May 2, 1995                    /s/DAVID A. SKRZYSOWSKI
                               -------------------------------------
                               David A. Skrzysowski, duly authorized
                                    Vice President & Controller
                                   (Principal Accounting Officer)