Form 10-Q
period 1995-06-30
ENERGYNORTH INC
filed 1995-07-26
CIK 704503

                                 FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


               For the Quarterly Period Ended June 30, 1995


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


EnergyNorth, Inc. had 3,184,191 shares of $1.00 par value common stock outstanding on July 26, 1995, the filing date of this Report.





An exhibit index appears on page 12.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements



                             ENERGYNORTH, INC.
                   Condensed Consolidated Balance Sheets
                                  Assets
              (Unaudited, except for September 30, 1994 data)
                          (Thousands of dollars)



                                                    June 30,      September 30,
                                               1995         1994          1994
                                              ------------------  -------------
Property:
  Utility plant, at cost                      $128,131  $122,705      $124,617
  Accumulated depreciation and amortization     41,303    38,116        38,521
                                              ------------------  ------------
    Net utility plant                           86,828    84,589        86,096
  Net non-utility property, at cost              8,067     7,912         7,907
                                              ------------------  ------------
      Net property                              94,895    92,501        94,003
                                              ------------------  ------------
Current assets:
  Cash and temporary cash investments            6,982     9,472         3,048
  Accounts receivable (net of allowances of
    $980, $1,138 and $1,050, respectively)       3,310     5,436         2,261
  Unbilled revenues                                802       489           544
  Inventories, at average cost:
    Materials and supplies                       1,600     1,764         1,650
    Supplemental gas supplies                    5,485     4,806         8,047
  Prepaid and deferred taxes                     2,273     1,275         1,468
  Recoverable FERC 636 transition costs          1,329       923         2,351
  Prepaid expenses and other                       375       469         1,226
                                              ------------------  ------------
      Total current assets                      22,156    24,634        20,595
                                              ------------------  ------------
Deferred charges:
  Regulatory asset - income taxes                2,370         -         2,370
  Recoverable environmental costs                3,603     2,705         2,901
  Other deferred charges                         1,046     1,077         1,150
                                              ------------------  ------------
      Total deferred charges                     7,019     3,782         6,421
                                              ------------------  ------------
Total Assets                                  $124,070  $120,917      $121,019
                                              ==================  ============




         See accompanying notes to condensed consolidated financial statements.

                             ENERGYNORTH, INC.
                   Condensed Consolidated Balance Sheets
                      Capitalization and Liabilities
              (Unaudited, except for September 30, 1994 data)
                          (Thousands of dollars)


                                                 June 30,        September 30,
                                              1995       1994             1994
                                          -------------------   --------------
Capitalization:
  Common stock - par value of $1 per
    share, 10,000,000 shares authorized;
    3,182,360, 3,130,728 and 3,141,572
    shares issued and outstanding,
    respectively                          $  3,182   $  3,131         $  3,142
  Amount in excess of par                   29,369     28,690           28,860
  Retained earnings                         12,864     12,747            8,776
                                           ------------------   --------------
    Total common stockholders' equity       45,415     44,568           40,778
  Long-term debt                            32,524     34,551           32,971
  Capital lease obligations                    326        602              530
                                           ------------------   --------------
      Total capitalization                  78,265     79,721           74,279
                                           ------------------   --------------
Current liabilities:
  Current portion of long-term debt          2,105      1,726            2,036
  Current portion of capital lease
    obligations                                272        263              272
  Inventory purchase obligation              4,271      2,184            7,334
  Accounts payable                           4,563      5,085            4,848
  Deferred gas costs                         6,374      6,010            4,736
  Accrued interest                           1,594      1,608              843
  Accrued  taxes                             2,636      2,327              414
  Accrued FERC 636 transition costs          1,329        923            2,351
  Customer deposits, environmental
    and other                                2,384      4,421            4,109
                                           ------------------   --------------
      Total current liabilities             25,528     24,547           26,943
                                           ------------------   --------------
Commitments and contingencies

Deferred credits:
  Deferred income taxes                     14,500     10,655           13,779
  Unamortized investment tax credits         2,046      2,187            2,151
  Regulatory liability                       1,534      1,536            1,620
  Contributions in aid of construction
    and other                                2,197      2,271            2,247
                                          -------------------   --------------
      Total deferred credits                20,277     16,649           19,797
                                          -------------------   --------------
Total Capitalization and Liabilities      $124,070   $120,917         $121,019
                                          ===================   ==============



  See accompanying notes to condensed consolidated financial statements.

                             ENERGYNORTH, INC.
                Condensed Consolidated Statements of Income
                       For the periods ended June 30
                                (Unaudited)
(Thousands of dollars except for per share amounts and shares outstanding)

                                           Three Months            Nine Months          Twelve Months
                                          1995       1994        1995       1994       1995        1994
                                     --------------------   --------------------   --------------------
Total operating revenues               $13,678    $15,504     $71,358    $88,426    $79,982     $95,672
                                     --------------------   --------------------   --------------------
Operating expenses:
  Cost of gas sold                       8,147     10,352      36,133     50,229     41,034      54,042
  Operations and maintenance             5,024      5,270      15,800     16,586     21,014      21,502
  Depreciation and amortization          1,248      1,220       3,749      3,669      4,934       4,757
  Taxes other than income taxes            833        892       2,715      3,098      3,527       3,886
  Federal and state income taxes          (857)      (938)      3,780      4,010      2,386       2,587
                                     --------------------   --------------------   --------------------
      Total operating expenses          14,395     16,796      62,177     77,592     72,895      86,774
                                     --------------------   --------------------   --------------------
Operating income (loss)                   (717)    (1,292)      9,181     10,834      7,087       8,898
                                     --------------------   --------------------   --------------------
Other income:
  Net rentals, service and
    appliance sales                        190        159         614        497        767         633
  Other, net                               109         96         186        160         25         186
                                     --------------------   --------------------   --------------------
      Total other income                   299        255         800        657        792         819
                                     --------------------   --------------------   --------------------
Income (loss) before interest expense     (418)    (1,037)      9,981     11,491      7,879       9,717
                                     --------------------   --------------------   --------------------
Interest expense:
  Interest on long-term debt               795        826       2,392      2,482      3,195       3,301
  Other interest                           283        119         871        473      1,102         608
  Interest charged to construction          (9)        (4)        (22)       (12)       (35)        (27)
                                     --------------------   --------------------   --------------------
      Total interest expense             1,069        941       3,241      2,943      4,262       3,882
                                     --------------------   --------------------   --------------------
Earnings (loss) applicable to
  common stock                         $(1,487)   $(1,978)    $ 6,740    $ 8,548     $ 3,617    $ 5,835
                                     ====================   ====================   ====================
Weighted average shares outstanding  3,172,852  3,124,034   3,158,646  3,115,139   3,152,244  3,110,534
                                     ====================   ====================   ====================
Earnings (loss) per share              $ (0.47)   $ (0.63)    $  2.13    $  2.74     $  1.15    $  1.88
                                     ====================   ====================   ====================
Dividends declared per share           $  0.28    $  0.27     $  0.84    $  0.81     $  1.11    $ 1.075
                                     ====================   ====================   ====================




  See accompanying notes to condensed consolidated financial statements.

                             ENERGYNORTH, INC.
              Condensed Consolidated Statements of Cash Flows
                     For the nine months ended June 30
                                (Unaudited)
                          (Thousands of dollars)

                                                            1995         1994
                                                         -------      -------
Cash was provided (used) by:
Operating activities:
  Earnings applicable to common stock                    $ 6,740      $ 8,548
  Non-cash items:
    Depreciation and amortization                          4,343        4,226
    Deferred taxes and investment tax credits, net           264           69
                                                         -------      -------
      Total funds provided by operating activities        11,347       12,843

  Changes in:
    Accounts receivable, net                              (1,049)      (3,542)
    Unbilled revenues                                       (258)         (21)
    Inventories                                            2,612        3,843
    Prepaid expenses and other                               851        1,099
    Deferred gas costs                                     1,638        6,773
    Accounts payable                                        (285)         518
    Accrued liabilities                                      415         (188)
    Accrued/prepaid taxes                                  1,683        1,982
  Payments for environmental costs and other              (2,257)          69
                                                         -------      -------
      Net cash provided by operating activities           14,697       23,376
                                                         -------      -------
Investing activities:
  Additions to property                                   (5,090)      (4,948)
                                                         -------      -------
Financing activities:
  Issues of common stock                                     549          488
  Issues of long-term debt                                   388          217
  Change in notes payable to banks                             -       (3,050)
  Change in inventory purchase obligation                 (3,063)      (4,843)
  Change in customer deposits                                125           91
  Change in contributions in aid of construction and other   (50)          98
  Cash dividends on common stock                          (2,652)      (2,522)
  Refunding requirements:
    Repayment of long-term debt                             (766)        (416)
    Repayment of capital lease obligations                  (204)        (195)
                                                         -------      -------
      Net cash used by financing activities               (5,673)     (10,132)
                                                         -------      -------
Net increase in cash and temporary cash investments        3,934        8,296
Cash and temporary cash investments, beginning of period   3,048        1,176
                                                         -------      -------
Cash and temporary cash investments, end of period       $ 6,982      $ 9,472
                                                         =======      =======


  See accompanying notes to condensed consolidated financial statements.

                        ENERGYNORTH, INC.
      Notes to Condensed Consolidated Financial Statements
                          June 30, 1995
                           (Unaudited)


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

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the U. S. Securities and Exchange Commission. Certain footnote disclosures and other information, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted from these interim financial statements, pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 1995 and 1994 and the results of operations for the three, nine and twelve months then ended and statements of cash flows for the nine months ended
June 30, 1995 and 1994. All accounting policies and practices have been applied in a manner consistent with prior periods. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended September 30, 1994.

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

                        ENERGYNORTH, INC.
Notes to Condensed Consolidated Financial Statements (continued)
                          June 30, 1995
                           (Unaudited)


Note 2.  Cash Flows

Supplemental disclosures of cash flow information for the nine months ended June 30 are as follows (in thousands):

                                                   1995     1994
                                                   ----     ----
Cash paid during the period for:
    Interest (net of amount capitalized)         $2,009   $2,043
    Income taxes, net of refunds                    737    1,449


In preparing the accompanying condensed consolidated statements of cash flows, all highly liquid investments having maturities of three months or less were considered cash equivalents.


Note 3.  Commitments and Contingencies

For a discussion of commitments and contingencies, please refer to Footnote 10 in the Company's 1994 Annual Report to Shareholders.

                        ENERGYNORTH, INC.
        Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                          June 30, 1995

Results of Operations
- ---------------------
The loss applicable to common stock decreased by $491,000 to $(1,487,000), or $(0.47) per share, for the three months ended June 30, 1995, from $(1,978,000), or $(0.63) per share, in 1994.
For the nine months ended June 30, 1995, earnings applicable to common stock were $6,740,000, or $2.13 per share compared to $8,548,000, or $2.74 per share for the nine months ended June 30, 1994. For the twelve months ended June 30, 1995, earnings applicable to common stock were $3,617,000, or $1.15 per share compared to $5,835,000, or $1.88 per share in the prior period.

Temperatures for the three-month period ended June 30, 1995 were colder when compared to both normal and the prior three-month period. Temperatures for the nine and twelve-month periods ended June 30, 1995 were significantly warmer when compared to normal and compared to the prior respective periods. The following chart discloses degree day data as recorded at the U.S. weather station in Concord, New Hampshire, comparing actual degree days to the previous period and to normal. Due to the size and topographical variations of ENGI's service territory, weather conditions vary. Concord, New Hampshire weather data is considered to be representative of the territory.


             Actual    Actual             Change vs.     Change vs.
           06-30-95  06-30-94  Normal   Previous Period    Normal
           --------  --------  ------   ---------------  ----------
 3 months    1,052       956    1,017        10.0 %         3.4 %
 9 months    6,554     7,612    7,247       (13.9)%        (9.6)%
12 months    6,819     7,862    7,525       (13.3)%        (9.4)%

Quarterly Comparison
- --------------------
The decline in the loss for the period resulted primarily from a $498,000 or 12.5% increase in margin earned from utility natural gas operations. Firm sendout increased 3.5% as the weather was 10% colder than the same quarter last year and the average number of firm customers increased 2%. Transportation margin recorded during the current quarter was approximately $104,000. Additionally, operating revenue was impacted by the repeal in June 1994 of the franchise tax assessed on sales of natural gas. The franchise tax was recovered through rates and amounted to $118,000 in the prior quarter.

The margin from retail propane operations increased $48,000, or 6.2%, from the prior period. The average number of propane customers increased nearly 11.8%, serving to increase the volume of gallons sold by 7.3%.

                        ENERGYNORTH, INC.
        Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations (continued)
                          June 30, 1995


Operations and maintenance expenses decreased 4.7% due mainly to a reduction in labor costs and continuing cost containment efforts in areas of operations and administration.

The decrease in taxes other than income taxes was attributable primarily to the elimination of the state utility franchise tax assessed on the sales of natural gas which was partially offset by an increase in property tax expense. The franchise tax was permitted as a credit against the New Hampshire Business Profits Tax ("NHBPT"). With its repeal, ENGI recorded a NHBPT credit during the period. A decrease in the Federal income tax credit correlating to the reduction in the pre-tax loss for the quarter was partially offset by the recording of the NHBPT credit.

The increase in other interest expense is primarily due to interest related to deferred gas costs. Refunds received in 1994 and 1995 totaling $6.2 million from the Tennessee Gas Pipeline Company ("Tennessee") are being returned to firm gas customers, along with interest, through the cost of gas adjustment.

Nine-Month Comparison
- ---------------------
For the nine-month period presented, the weather was 13.9% warmer than the same period last year resulting in a decrease in firm sendout of nearly 12%. Margin earned from utility natural gas operations decreased $1,857,000 or 5.7%. In addition, gross utility revenues declined $761,000 due to the repeal of the franchise tax. Also, margin earned on 280-day sales is now returned to customers through the cost of gas adjustment and does not impact profitability. The 280-day margin recorded in the prior period was approximately $193,000. Transportation margin recorded during the current period was $631,000.

The average number of retail propane customers increased 11.6%. However, gallons sold decreased 2.9% due to the warmer temperatures and a decrease in the margin per gallon sold of approximately 2.2%. The margin from retail propane operations decreased $214,000 or 5%.

Operations and maintenance expenses decreased 4.7%. Reductions in labor costs, bad debt expense, insurance expense and other cost saving efforts were achieved during the nine-month period.

The decrease in taxes other than income taxes was attributable primarily to the elimination of the franchise tax, which was partially offset by higher property tax assessments made by cities and towns. The decrease in Federal and state income tax expense results from a decrease in Federal income tax expense correlating with the decrease in pre-tax earnings, which was partially offset by the recording of the NHBPT.

                        ENERGYNORTH, INC.
        Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations (continued)
                          June 30, 1995


Other interest expense increased by $398,000, mainly because of interest on deferred gas cost balances. This was a result of the net impact in the current period of the Tennessee refunds received in 1994 and 1995 due to customers. In addition, interest on the prior period deferred gas cost balances was impacted by the recovery of take-or-pay gas costs due from customers.

Twelve-Month Comparison
- -----------------------
For the twelve-month period presented, margin earned from utility natural gas operations decreased by $1,634,000, or 4.7%, from the prior year. Temperatures were approximately 13.3% warmer than the prior year, resulting in a decrease in firm sendout of 10.5%. Gross utility revenues decreased by $826,000 due to the repeal of the franchise tax. Also, the 280-day margin recorded in the prior period was $302,000. Transportation margin recorded during the current period was $631,000.

Despite the significantly warmer temperatures, retail propane operation gallons sold decreased less than 1% during the twelve-month period as the average number of customers increased 13.2%.
Margin decreased $111,000 or 2.4% during the period.

Operations and maintenance expenses decreased 2.2% due to reduction in salaries and wages expense, bad debt expense, insurance expense and other operating expenses.

The decrease in taxes other than income taxes was attributable primarily to the elimination of the franchise tax, which was partially offset by higher property tax assessments made by cities and towns. The net impact of the NHBPT expense incurred during the period and a reduction in pre-tax earnings resulted in the decrease in Federal and state income tax expense for the period.

Other interest expense increased by $494,000 mainly because of interest on the net impact of the Tennessee refunds and the recovery of take-or-pay gas costs flowing through the cost of gas adjustment.

Capital Resources and Liquidity
- -------------------------------
The Company's major capital requirements result from normal replacements and efforts to improve the efficiency of existing plant and serve additional customers. For the nine months ended June 30, 1995, capital expenditures totaled approximately $5.1 million.

Cash flow patterns reflect the seasonality of the Company's business. The greatest demand for cash is in the fall and early

                        ENERGYNORTH, INC.
        Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations (continued)
                          June 30, 1995


winter as construction projects are brought to completion and during the winter as accounts receivable balances grow.

Capital expenditures and working capital requirements were financed by internally generated funds and supplemented by short-term bank borrowings and proceeds from the Dividend Reinvestment and Stock Purchase Plan ("DRIP"). For the nine months ended June 30, 1995, the Company sold through the DRIP approximately 38,700 shares of its $1.00 par value common stock with net proceeds of approximately $616,700. At June 30, 1995, the Company had unsecured bank lines of credit of $13 million, all of which was available.

Construction expenditures for fiscal 1995 are expected to be approximately $8 million. Construction expenditures, long-term debt repayments and working capital requirements will continue to be funded through cash generated by operations supplemented by available lines of credit and additional equity obtained through the DRIP.

During 1994 and 1995, ENGI received refunds totaling $6.2 million from Tennessee resulting from rate case settlements with the Federal Energy Regulatory Commission ("FERC"). The refunds have been recorded in deferred gas costs and are being returned to firm gas customers through the operation of the cost of gas adjustment mechanism. The receipt of the refunds has reduced the requirements to borrow under the short-term lines of credit.

Future financing requirements are subject to the amount and timing of internally generated funds, rate relief, sales volumes, construction requirements, regulatory actions and market conditions.

FERC Order 636
- --------------
Accrued transition cost charges from ENGI's pipeline gas supplier resulting from FERC Order 636 are $1,329,000 at June 30, 1995 and are being recovered through the cost of gas adjustment mechanism. Additional transition costs are expected to range from $1.3 million to $4.4 million.

Environmental Matters
- ---------------------
ENGI and certain of its predecessors owned or operated facilities for the manufacture of gas, a process used through the mid 1900's which produced byproducts that may be considered contaminated or hazardous under current law and some of which may still be present at the sites of such facilities. A site in Concord, New Hampshire has been investigated and partially remediated, and a private party has requested ENGI's participation in investigation of another site. The Company will accrue environmental investigation and

                        ENERGYNORTH, INC.
        Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations (continued)
                          June 30, 1995


clean-up costs when it is probable that a liability exists and the amount or range of amounts is reasonably certain. The Company will pursue recovery of such costs through various means, including regulatory relief and claims against other contributing parties.

Disposal of the contents of the gasholder situated on the former gas manufacturing site in Concord, New Hampshire has been completed. Total costs amounted to approximately $3.5 million and are recorded in deferred charges at June 30, 1995. Recovery of costs began on July 1, 1995 for a seven-year period without return on the unamortized balance.

Initial sampling and analysis of certain compounds identified at various locations in the area of the Concord site has been completed. Costs of $25,000 have been recorded in deferred charges at June 30, 1995. Additional testing is expected to begin
August 1, 1995.

ENGI is unable to predict at this time the magnitude of any liability that may be imposed on it for the cost of additional studies or the performance of remedial action in connection with the Concord site. ENGI will pursue recovery from insurance carriers and claims against any other responsible parties seeking to ensure that they contribute appropriately to reimburse ENGI for any costs incurred. ENGI intends to seek approval of a rate recovery method at such time that it has determined the extent of the contamination and has received recommendations with regards to remediation.



PART II.  OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are not applicable.


Item 6.   Exhibits and Reports on Form 8-K

  (a)  Exhibits:

          27 - Financial Data Schedule.
               (Submitted only in electronic format to the
                Securities and Exchange Commission)

  (b)  Reports on Form 8-K:

          The Company did not file any reports on Form 8-K during the quarter ended June 30, 1995.

                        ENERGYNORTH, INC.



                            SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         EnergyNorth, Inc.
                                         ----------------
                                           (Registrant)




Date:  July 26, 1995                    DAVID A. SKRZYSOWSKI
                                  ---------------------------------
                               David A. Skrzysowski, duly authorized
                                    Vice President & Controller
                                   (Principal Accounting Officer)