Form 10-K
period 1995-09-30
ENERGYNORTH INC
filed 1995-12-21
CIK 704503

                               FORM 10-K

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

             For the Fiscal Year Ended September 30, 1995
                   Commission File Number   0-11035

                           ENERGYNORTH, INC.
        (Exact name of registrant as specified in its charter)

New Hampshire                                02-0363755
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

1260 Elm Street, P.O. Box 329, Manchester, New Hampshire 03105  (603-625-4000)
    (Address, zip code and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:
  Common Stock - $1.00 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
  Yes  [X]    No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At October 1, 1995, non-affiliates held 3,024,109 shares of the Registrant's $1 par value common stock. On December 1, 1995, the aggregate market value of those shares was $55,189,989.

At the close of business on December 21, 1995, the registrant had 3,208,501 outstanding shares of its $1.00 par value common stock.

                  DOCUMENTS INCORPORATED BY REFERENCE

Incorporated Document                              Location in Form 10-K
---------------------                              ---------------------
Portions of the Proxy Statement furnished          Part III
to Shareholders in connection with Annual
Meeting to be held February 7, 1996.

                          Page 1 of 45 pages.
             Exhibit Index appears on Pages 43 through 45.

                        TABLE OF CONTENTS

Part I                                                       Page No(s).
                                                             -----------
  Item 1. Business
     General................................................    4-5
     The Utility Gas Distribution Business..................     5
     The Retail Propane Business............................    5-6
     Summary of Revenues....................................     6
     Deregulation...........................................     6
     Competition............................................     7
     Gas Supply
        General.............................................     7
        Supply Contracts and Storage........................    7-8
        Controlled Attachment Policy........................     8
        Cost of Purchased and Produced Gas..................     8
     Supervision and Regulation.............................     9
     Employees..............................................     9
     Executive Officers of the Registrant...................    9-10
  Item 2.  Properties.......................................    10
  Item 3.  Legal Proceedings................................   10-11
  Item 4.  Submission of Matters to a Vote of
           Security Holders.................................    11

Part II

  Item 5.  Market for Registrant's Common Equity and
           Related Stockholder Matters......................    12
  Item 6.  Selected Financial Data..........................    13
  Item 7.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations....   14-19
  Item 8.  Financial Statements and Supplementary Data......   20-39
  Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure...........    39

Part III

  Item 10. Directors and Executive Officers of the
           Registrant.......................................    39
  Item 11. Executive Compensation...........................    39
  Item 12. Security Ownership of Certain Beneficial
           Owners and Management............................    40
  Item 13. Certain Relationships and Related Transactions...    40

Part IV.                                                     Page No(s).
                                                             -----------
  Item 14. Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K..........................   40-41
  Signatures................................................    42
  Exhibit Index.............................................   43-45

                        ENERGYNORTH, INC.
                            FORM 10-K

                             PART I

ITEM 1.  BUSINESS

General

The business of EnergyNorth, Inc., incorporated in the State of New Hampshire in 1982, is the ownership of 100% of the outstanding common stock of EnergyNorth Natural Gas, Inc. ("ENGI"), EnergyNorth Propane, Inc. ("ENPI"), and EnergyNorth Realty, Inc. EnergyNorth, Inc. ("ENI" or the "Registrant"), and its subsidiaries, collectively referred to as the "Company", are headquartered at 1260 Elm Street, Manchester, New Hampshire, except for ENPI which is headquartered at 75 Regional Drive, Concord, New Hampshire. All subsidiaries are incorporated in the State of New Hampshire.

The business of ENGI, the Registrant's principal subsidiary, is the purchase, transportation and sale of natural gas for residential, commercial and industrial use in New Hampshire.
ENPI is a retailer of liquefied petroleum gas ("propane" or "LP") and serves customers in central and southern New Hampshire.

In general, the senior management of ENI serves as the senior management of all subsidiaries. The Company provides for the subsidiaries' administrative support and services and establishes policies, plans and goals.

The service territory of ENGI has a population of approximately 459,000 in 27 communities situated in southern and central New Hampshire, which includes the communities of Nashua, Manchester, Concord and Laconia. The service area encompasses approximately 911 square miles. Located within 100 miles of Boston, ENGI's service territory offers a favorable business climate with no general sales or personal income taxes, a productive labor force and a comfortable, safe and clean environment for residents and tourists.

The State of New Hampshire ranked 14th nationally in job growth last year and first in the Northeast with a 4% growth rate. This compares to a 2.8% average growth rate nationally and a 2% average rate for New England. According to The New England Economic Project, October 1995 Economic Outlook for New Hampshire, new housing permits are expected to increase 8.4% in 1995 over 1994. The New Hampshire unemployment rate for 1995 is forecasted at 3.9% compared to 4.6% in 1994, as the labor force is forecasted to increase by 1.4% in 1995. In fiscal 1995, the Company experienced net growth of over 1.3% in natural gas customers and more than 12% in propane customers over 1994.

ENGI's marketing focus continues to stress low cost growth by concentrating on adding new customers along the Company's more than 1,000 miles of gas mains, and adding load from the existing customer base. ENGI has a 30% - 35% share of the home heating market within its service territory, creating a potential for increased sales where the natural gas pipeline is located and alternative fuels are used. In New Hampshire, fuel oil has a penetration of over 50% of the home heating market. Currently, the comparative full service price of fuel oil for heating is slightly lower than natural gas. However, from a total energy perspective, natural gas is a strong competitor with a complete range of gas appliances and uses, including ranges, water heaters, clothes dryers, fireplaces and gas logs, outdoor lights and the natural gas heat pump for heating and cooling. While these multiple uses provide opportunities to be the total energy provider to new customers, it also provides opportunities for expansion within the existing customer base.

The Utility Gas Distribution Business

ENGI distributes natural gas as a regulated utility pursuant to franchise authority granted by the New Hampshire Public Utilities Commission (the "Commission"). No operations are outside of New Hampshire. While the franchise area of ENGI is primarily residential in character, sales volumes are almost evenly split between residential and commercial/industrial customers. As of September 30, 1995, the Company's utility business served over 64,000 customers, of which approximately 88% were residential and 12% were commercial and industrial. During fiscal year 1995, no ENGI customer purchased more than 5% of the total ENGI annual sales volume.

In fiscal 1994, ENGI unbundled its services by providing a new transportation-only service for both firm and interruptible, large commercial and industrial customers. Transportation service allows customers to purchase a natural gas supply directly from gas marketers who deliver that gas supply to an ENGI gate station, and contract with ENGI for local transportation to their facilities. To ensure a continual, uninterrupted supply, ENGI also provides an optional separate standby service as a backup to the gas supplies of transportation customers. During 1995, ENGI entered into transportation agreements with several customers. ENGI believes that while a switch to transportation service will reduce sales volumes and resulting utility gross revenues, it will not have an impact on gross margin. Current rates established for firm transportation by the Commission provide the same margin as firm sales service.

ENGI distributes gas to substantially all of its utility customers through a system of underground pipelines connected with its three operations centers in Manchester, Nashua and Tilton, six take stations located in Manchester, Londonderry, Windham, Concord, Hooksett and Suncook and four production plant facilities in Manchester, Nashua, Concord and Tilton. The pipelines are generally located in public ways and are subject to licenses granted by municipalities. ENGI serves approximately 80% of New Hampshire's natural gas customers.

The Retail Propane Business

ENPI sells propane to residential, commercial and industrial customers in more than 100 communities primarily located within a 50-mile radius of Concord. Propane distribution does not require a regulatory franchise. Propane is delivered to customers by trucks from ENPI's liquid propane storage facilities located in communities within ENPI's service territory. ENPI purchases the majority of its liquid propane requirements on a firm contractual basis. The remaining liquid propane requirement is purchased in the spot market.

Summary of Revenues

Revenues, in thousands of dollars, attributable to various categories of gas distribution and related operations during the last three fiscal years follow:

                                             September 30,
                                     -------------------------
                                        1995     1994     1993
                                     -------------------------
Utility (natural gas) service        $69,816  $88,150  $78,495
Propane gas sales                      8,990    8,900    7,702
Service and appliance sales            1,794    1,718    1,683
Rentals                                  964      917      884
                                     -------------------------
                                     $81,564  $99,685  $88,764
                                     =========================

During the winter period November 1 through March 31, the Company's gas revenues are substantially higher than during the summer months. The increase in gas revenues during the winter, and the concomitant increase in gas supply requirements, occurs because approximately 89% of ENGI's customers use natural gas for heating.

Deregulation

The implementation of Federal Energy Regulatory Commission ("FERC") Order 636, which provided for the unbundling and deregulation of the interstate pipeline system, has resulted in significant change for the gas industry. The responsibility for purchasing, transporting and storing gas supplies no longer rests with the major pipeline companies but with the local distribution companies like ENGI. The unbundling of the intrastate pipeline system in New Hampshire began in late 1993 with the Commission's approval of gas transportation rates and separate standby and balancing services for commercial and industrial customers.

Gas transportation services have allowed customers to utilize ENGI's distribution system for the transportation of gas purchased from third party gas marketers, creating the potential for competition from gas marketers for the sale of gas to end-users. At September 30, 1995, 21 customers had entered into transportation agreements with ENGI. These customers are large commercial and industrial customers. The volume transported for these customers in fiscal 1995 was 352,113 Mcf, less than 3% of ENGI's total gas sales.

ENGI is the sole distributor and transporter of natural gas in its franchise area. The Tennessee Gas Pipeline Company ("Tennessee") is the only interstate pipeline to serve ENGI's franchise area. For that reason and because installation of private transmission mains would typically be impractical, customers have not attempted to bypass ENGI's distribution system.

Competition

Natural gas competes mainly with electricity and fuel oil. The principal competitive factors between natural gas and alternative fuels are the price of the fuel and the conversion costs from one fuel to another. Competition is greatest among ENGI's commercial and industrial customers who have the capability to use alternative fuels. ENGI provides flexible rates for users with dual-fuel capabilities in order to better compete with the alternative fuels.

Natural gas has a significant price advantage over electricity. Natural gas heating costs are typically less than one-half of electric heating costs. At the present time, oil has a small price advantage over natural gas for heating. Despite this price disadvantage, ENGI continues to add customers because energy decisions are also based on factors other than cost. Demand is expected to continue to increase as national attention remains focused on natural gas because of its environmental advantages, efficiency, price stability and security of supply.
Additionally, commercial and industrial customers are finding gas technologies and equipment attractive as they deal with the requirements of the Clean Air Act Amendments of 1990 and other Federal environmental legislation.

The retail propane market is very competitive and several other retail propane operations exist within the communities served by ENPI. The principal competitive factors in the industry are price, dependability of delivery and service.

Gas Supply

General. The Company's gas supply goal is to maintain a balanced portfolio of supply that will continue to minimize the overall cost of gas while providing the necessary security to meet demand requirements.

Supply Contracts and Storage. ENGI's gas supply is principally natural gas transported by the interstate pipeline system. ENGI has contracted with Tennessee to deliver 56,833 Dth per day on a firm transportation basis and up to 8,000 Dth per day on an interruptible basis. Natural gas supplies are purchased both on a long-term contract and short-term spot market basis. During 1995, ENGI purchased approximately 2% of its annual natural gas requirements in the spot market. At times during the year, typically during the summer, the Company will purchase lower cost spot market natural gas supply. The Company's long-term contracts, under which it has firm supply for approximately 32,529 Dth per day, all have remaining terms of four to eleven years.

In fiscal 1995, approximately 73% of ENGI's gas requirements came from domestic pipeline sources, 25% from Canadian pipeline supplies and approximately 2% from supplemental supplies of LP and liquefied natural gas ("LNG") purchased from both domestic and foreign sources. Supplemental supplies of gas are produced from plants owned and operated by ENGI.

All pipeline volumes are transported by Tennessee under FERC tariffed rate schedules. The supply from Canada is transported to Tennessee's system using the TransCanada and the Iroquois Gas transmission systems.

In addition to long-term supply sources, ENGI stores gas during the summer months under long-term contracts with the owners of storage facilities located in Pennsylvania and New York. Gas from these storage facilities, up to 24,304 Dth per day on a firm basis, is delivered to the Company during the winter months through the Tennessee system. ENGI owns other on-site storage facilities capable of holding 122,259 Dth of LP and 12,421 Dth of LNG.

ENGI has contracted for 1,333,000 Dth of supplemental gas vapor, 75,000 Dth of LNG and an additional 1,000,000 gallons of LP.

The Company expects to be able to secure the gas supply required to meet new customer demands through long-term commitments and purchases in the spot market.

Controlled Attachment Policy. The controlled attachment policy is a tariff provision that restricts sales to large commercial and industrial firm customers. The controlled attachment policy for year-round natural gas customers provides for a reasonable balance between gas supply and the requirements of current and future customers in the ENGI franchise area. Sales to new customers and additional sales to existing customers are limited to 250 Mcf per day per customer. The daily Mcf limits do not apply for interruptible and 280-day customers who have available standby fuel and equipment and who agree to limit their consumption if requested by ENGI.

Cost of Purchased and Produced Gas. The average unit cost of gas purchased and produced during the twelve months ended September 30, 1995 was approximately $3.44 per Mcf compared to $4.03 per Mcf for the same period last year. The 1995 average unit cost reflects lower pipeline costs due to supplier rate case settlements and lower commodity costs available in the marketplace. The Cost of Gas Adjustment ("CGA") clause authorized by the Commission permits recovery by ENGI, or its customers, of gas costs (including pipeline, LP, LNG and storage) which are higher, or lower, than the cost of gas included in base rates. The CGA is determined semi-annually, for summer and winter periods.

Margins earned on interruptible and 280-day sales are passed on to firm customers through the CGA. In addition, costs associated with a gas inventory trust, including administration fees and carrying costs, are recovered through the CGA.

ENGI is subject to payment of transition costs associated with FERC Order 636 restructuring. Tennessee began billing these costs late in fiscal year 1993 and ENGI has incurred $4.5 million in transition costs through September 30, 1995 and is recovering these costs through the CGA. Based on current information, additional transition costs are expected to range from $1.7 million to $6.4 million. Meanwhile, ENGI customers are benefiting from the restructuring, realizing long-term savings in gas costs.

Supervision and Regulation

The Registrant is generally exempt from regulation under the Public Utility Holding Company Act of 1935, because its utility operations are predominantly intrastate in character.

ENGI is subject to regulation by the Commission, which has authority over accounting, rates and charges, the issuance of securities, and certain operating matters. Changes in utility rates and charges cannot be made without 30 days notice to the Commission, which has the power to suspend, investigate and change any proposed increase in rates and charges. Neither New Hampshire statutes nor regulations of the Commission, by their terms, subject the Registrant to direct supervision or regulation by the Commission except with respect to the acquisition of other New Hampshire public utility holding companies or public utilities.

The gas distribution businesses of ENGI and ENPI are subject to extensive safety regulations and reporting requirements promulgated by the United States Department of Transportation, but are not otherwise subject to direct regulation by Federal agencies except as to environmental matters. These subsidiaries are also subject to zoning and other regulations by local authorities, and their capital expenditures, earnings and operations have not been materially affected by environmental and local regulation.

Employees

At September 30, 1995, the Company had 266 full-time employees of whom 146 were represented by four contracts with Local 12012 of the United Steelworkers of America. Two union contracts covering 121 employees expire in 1996 and two covering 25 employees expire in 1997.

Executive Officers of the Registrant

The executive officers of the Registrant are listed below together with age at December 21, 1995, position and other information as to each. The term of office of each executive officer terminates when his successor shall have been duly elected and qualified.

                          Served as   Principal Occupations and Employment
Name and Position           Officer   During Last Five Years Other Than
with the Registrant    Age    Since   with the Registrant
-----------------------------------------------------------------------------
Robert R. Giordano      57      1982  Chief Executive Officer and President
  President and Chief                 of ENGI
  Executive Officer

Albert J. Hanlon        54      1988  Senior Vice President of ENGI
  Senior Vice President

Michael J. Mancini, Jr. 47      1983  Senior Vice President and Chief
  Senior Vice President               Financial Officer of ENGI
  and Chief Financial
  Officer

Michelle L. Chicoine    39      1990  Vice President (since 1993) and
 Vice President and                   Treasurer of ENGI
Treasurer

Frank L. Childs         51      1995  Vice President of ENGI (since 1995);
 Vice President                       formerly (1992-1994) Executive Vice
                                      President and Chief Administrative
                                      Officer of UNITIL Corporation;
                                      formerly President (until 1994) and
                                      Chief Operating Officer (until 1992)
                                      of Fitchburg Gas and Electric Light
                                      Company

Richard P. Demers       59      1988  President of ENPI and Vice President
 Vice President                       of ENGI

David A. Skrzysowski    49      1983  Vice President and Controller of ENGI
  Vice President and
  Controller


ITEM 2.  PROPERTIES

The Company's utility gas distribution facilities constitute the majority of its physical assets. As of September 30, 1995, ENGI had approximately 1,014 miles of mains and 640 miles of service connections. The utility's mains and service connections are adequate to meet service requirements and are maintained through a regular program of inspection and repair. Offices and operations centers located in Nashua, Manchester, Concord and Tilton are adequate for the needs of the Company and are regularly maintained and in good condition. Substantially all of the Company's properties are fully utilized.

Substantially all of the Company's utility properties are subject to the liens of the indentures securing the ENGI General and Refunding Bonds. In some cases, motor vehicles and nonutility assets are subject to purchase money security interests held by banks. The Manchester office building and substantially all of ENPI's assets are subject to first mortgages. The Company also has long-term leases for motor vehicles, office equipment and computer equipment.

ITEM 3.  LEGAL PROCEEDINGS

The Company is a party in several routine proceedings. Such actions, for the most part, are covered by insurance and, to the extent that they are not fully covered, the damages sought are not material in amount. ENGI is a party to various Commission proceedings relating to operations, none of which is expected to have a material impact on the Company's earnings or assets.

In 1995, ENGI completed the disposal of the contents of the gasholder situated on a former gas manufacturing site in Concord, New Hampshire. Total remediation costs amounted to approximately $3.5 million. Recovery of these costs from customers began on July 1, 1995 and will extend over a seven-year period. The unamortized balance is excluded from rate base.

Initial sampling and analysis of certain compounds identified at various locations in the area of the Concord gasholder site has been completed. Costs of approximately $167,000 have been incurred as of September 30, 1995. Field work for a hydrogeologic characterization was completed in October 1995. A Hydrogeologic Characterization and Risk Evaluation Report was submitted for review to the New Hampshire Department of Environmental Services ("NHDES") in November 1995. The Company is unable to predict the magnitude of any liability that may be imposed on it for the cost of any additional studies or the performance of remedial action in connection with the Concord site until the NHDES has reviewed the Report and issued a decision on what, if any, remedial action will be required.

The Company has held discussions with another utility regarding a site assessment and cost sharing of investigation costs concerning a former manufactured gas site in Laconia, New Hampshire. The scope of the study and the investigation cost sharing agreement have not been finalized such that the Company is unable to predict at this time the magnitude of any liability that may be imposed on it for the cost of site assessment, additional studies or the performance of remedial action in connection with the Laconia site.

The Company will pursue recovery from insurance carriers and claims against any other responsible parties seeking to ensure that they contribute appropriately to reimburse the Company for any costs incurred. The Company intends to seek approval of rate recovery at such time that it has determined the extent of the contamination and has received recommendations with regards to remediation at the Concord and Laconia sites.

On September 12, 1995 the Company filed a Complaint in the United States District Court for the District of New Hampshire against UGI Utilities, Inc., as the successor to United Gas Improvement Company. The Company seeks contribution for expenses incurred at the Concord site based upon the operation of the manufactured gas plant by the United Gas Improvement Company, a predecessor of UGI Utilities, Inc., during a period of time the manufactured gas plant was in operation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security-holders in the fourth quarter of fiscal 1995.

                            PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Outstanding shares of the Company's common stock are listed and traded on the New York Stock Exchange with the symbol "EI". High and low sales prices during 1995 and 1994 were:

                           Fiscal 1995         Fiscal 1994
                        High       Low      High       Low
   -------------------------------------------------------
   First Quarter         $18   $15 1/4   $22 1/4   $20 1/2
   Second Quarter         18    15 1/2    22 1/4    18
   Third Quarter          18    15 3/4    19        16 1/4
   Fourth Quarter         18    16 3/8    19        16 3/4


As of December 1, 1995, there were approximately 2,400 holders of record of common stock.

Quarterly cash dividends paid were:
                           Fiscal 1995       Fiscal 1994
   ------------------------------------------------------
   First Quarter                 $0.28             $0.27
   Second Quarter                 0.28              0.27
   Third Quarter                  0.28              0.27
   Fourth Quarter                 0.28              0.27

ITEM 6.  SELECTED FINANCIAL DATA

(In thousands, except per share amounts)

                                       1995    1994    1993*** 1992    1991**
                                     --------------------------------------

Total operating revenues            $78,806 $97,050 $86,197 $80,007 $70,385

Earnings applicable to common stock   4,104   5,422   5,368   3,673     738

Earnings per share                     1.30    1.74    1.74    1.22     .27*

Cash dividends per share               1.12    1.08    1.06    1.04    1.02*

Total assets                        121,337 121,019 113,569 106,710 101,844

Capitalization:
  Common stockholders' equity        42,114   0,778  38,054  35,204  31,586
  Redeemable cumulative preferred
    stock                                 -       -       -       -     250
  Long-term debt (including capital
    lease obligations)               30,103  33,501  35,588  35,687  34,576
                                     --------------------------------------
    Total capitalization             72,217  74,279  73,642  70,891  66,412
                                     ======================================

Short-term debt (including current
portion of long-term debt)            5,501   2,308   4,998   5,270   8,202


---------------------
See notes 8 and 9 to the consolidated financial statements for information related to accounting changes.

Reclassifications are made periodically to previously issued financial data to conform to the current presentation.

*  After giving retroactive effect to applicable stock dividends
** Results include a charge for disallowed gas costs, net of tax, of $935 ***Results include a credit to earnings for previously disallowed gas costs, net of tax, of $959

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Earnings and Dividends

Earnings per share in 1995 were $1.30, compared to $1.74 in 1994. Earnings applicable to common stock declined to $4,104,000, from a record $5,422,000 in 1994. Warmer weather in the Company's service territory significantly impacted financial results. The effect of weather, when compared to normal, reduced 1995 earnings by approximately $.50 per share, after taxes. In 1994, earnings increased $.30 per share, after taxes, as a result of the record colder than normal temperatures. The 1995 decrease in earnings was partially offset by continued customer growth and successful efforts to contain operating costs. In addition, the Company earned a $215,000 after tax gain on the sale of railcars. The earnings achieved represent a return on average common equity of 9.9%. Cash dividends paid on common stock were $1.12 representing a payout ratio of 86.2% of 1995 earnings. The Company's Board of Directors continued its commitment to provide an attractive return to shareholders by increasing the dividend at its October 1995 meeting. The current quarterly dividend of $.29 per share is equal to an annual dividend of $1.16 per share, a 3.6% increase over 1995 dividends.

Utility Sales and Revenues

Total operating revenues decreased 18.8% to $78.8 million in 1995. Utility gas service revenues were $69.8 million in 1995 compared to $88.2 million in 1994, a 20.9% decrease. The total volume of gas sendout declined 7.5% from 1994, due primarily to temperatures that were 13.2% warmer than 1994 and 9.2% warmer than normal. As a consequence of warmer weather and a pass through of lower purchased gas costs, revenues from firm customers decreased $19.3 million. Reduced rates primarily in the form of lower purchased gas costs, due mostly to supplier refunds, resulted in a revenue decrease of approximately $11.7 million. In addition, a weather-related reduction in the volume of gas sold to firm customers contributed approximately $7.6 million of the decrease.

Revenues from interruptible and 280-day service customers increased $1.6 million, reflecting a favorable price relationship between natural gas and other alternative fuels. Margins earned on interruptible and 280-day sales are used to directly lower charges to firm sales customers through the cost of gas adjustment and do not impact the Company's profitability.

In addition, transportation revenue, which is billed to customers who transport their own gas through the Company's system, was $721,000 in 1995. There was no transportation revenue in 1994 as firm transportation tariffs were not approved until late 1994. Currently, the Company has transportation agreements with 21 customers. While a switch by customers to transportation rates from firm service rates reduced utility gas service revenues, it did not have an impact on gross margin. Rates established for firm transportation by the New Hampshire Public Utilities Commission (the "Commission") provide the same margins as firm gas sales.

Utility Cost of Gas Sold

The cost of utility gas sold decreased to $36.1 million in 1995 compared to $51.4 million in 1994. The significant decrease was attributable to a decline in the unit cost (approximately $7.2 million), lower volumes of gas sold (approximately $3.1 million) and timing differences related to the recovery of gas costs through the cost of gas adjustment (approximately $5.0 million).

The unit cost of gas purchased and produced decreased to $3.44 per Mcf from $4.03 per Mcf in 1994. The reduction in the unit cost was a result of lower pipeline costs due to supplier rate case settlements and lower commodity cost of gas available in the marketplace.

Retail Propane Operations

The retail propane operations contributed $370,000 to net earnings of the Company compared to $576,000 in 1994. An effective marketing and conversion program resulted in an increase of almost 12% in the average number of retail propane customers in 1995. Despite the substantial customer growth, the warmer weather accounted for a net decrease in propane gallons sold of almost 2%. While 1995 operating revenue of $9.0 million was slightly better than 1994, competitive pressures on price resulted in a gross margin decrease of approximately $200,000 as the unit cost per gallon of propane sold increased over 9%. Cost control practices were effective in keeping operating and maintenance expenses at approximately the same level as 1994.

Operating Expenses

Operations and maintenance expense decreased 3.5% in 1995. Improved productivity and reductions in the workforce combined with reductions in workers' compensation insurance and bad debt expense more than offset increases in wages and wage-related expenses.

The 4.5% increase in depreciation and amortization expense is directly related to the investment the Company has made in the expansion and upgrading of its distribution system and facilities.

Taxes other than income taxes decreased $158,000 in 1995 as a result of the June 1994 repeal of the franchise tax. This decrease was partially offset by an increase in property taxes resulting from higher property tax rates and increased assessments.

Total Federal and state income taxes decreased $644,000 in 1995. The lower level of pre-tax income is the principal reason for the decrease. In addition, the Company reduced Federal income taxes by $200,000 upon the resolution of certain tax issues in 1995. Partially offsetting the decrease was the impact of the repeal of the state utility franchise tax. The Company's gas distribution subsidiary recorded state income taxes of $359,000 in 1995. No state income taxes were recorded in 1994 for this subsidiary.

A gain of $350,000 from the sale of railcars formerly used to transport liquid propane is included in total other income for 1995.

Total interest expense was $4.3 million, or 9.3% greater than 1994. The Company's total average short-term borrowings and the weighted average short-term interest rates were greater in 1995.

Capital Resources and Liquidity

The Company's capital requirements are primarily for capital expenditures for its construction program, the retirement of outstanding debt and the payment of dividends. Capital resources available to meet these requirements are generally funded from cash provided by operations and external financing.

The Company generates almost 70% of its operating revenue during the November-March heating season. Due to this seasonal nature of gas sales, a major portion of positive cash flow occurs during late winter and early spring. The greatest demand for cash is in the fall and early winter to support the completion of the annual construction program and to fund working capital requirements. Since cash requirements do not track the pattern of cash receipts, additional cash needs are satisfied by short-term debt borrowings from traditional lines of credit and demand loans under gas inventory purchase agreements. Short-term debt is either repaid from internally generated funds or funded on a permanent basis with long-term debt or equity depending on the prevailing interest rates and other markets, conditions and capital structure considerations.

Capital expenditures for additions, replacements and improvements to plant were $7.9 million in 1995 and $7.7 million in 1994.
Retirements of long-term debt amounted to $2.4 million and cash dividends paid were $3.5 million.

The Company received supplier refunds totaling $3.2 million in 1995. The refunds are being returned to firm gas customers through the cost of gas adjustment. In addition, the Company's Dividend Reinvestment and Stock Purchase Plan ("DRIP") has provided a stream of common equity financing from year to year. In 1995, DRIP proceeds amounted to $845,000.

Capital expenditures are currently projected at approximately
$9.2 million and sinking fund requirements and maturities of long-term debt will amount to $3.8 million in 1996. Additional cash requirements will be necessary for the payment of dividends, environmental remediation and working capital. During 1996, the Company expects to rely on short-term borrowings and its DRIP to supplement internally generated funds. At September 30, 1995, the Company had available lines of credit aggregating $13 million with $1.75 million outstanding. In addition, a credit line of $9.5 million was available at September 30, 1995 under the Company's inventory trust financing plan. At September 30, 1995, the Company's inventory in trust, included as inventory on the consolidated balance sheet, was $7.1 million with an outstanding purchase obligation of $7.1 million.

The Company's rate of return will be monitored and any adjustment in rates will be requested through the regulatory process when warranted. At September 30, 1995, the Company's capitalization consisted of 54% common equity and 46% debt, including short-term debt. The Company attempts to maintain a balanced capital structure which contributes to both stability and the ability to market new securities when appropriate.

Environmental Matters

In 1995, disposal of the contents of the gasholder situated on the former gas manufacturing site in Concord, New Hampshire was completed. Total remediation costs amounted to approximately $3.5 million and have been recorded in deferred charges. Recovery of these costs from customers began on July 1, 1995 and will extend over a seven-year period. The unamortized balance is excluded from rate base.

Initial sampling and analysis of certain compounds identified at various locations in the area of the Concord site has been completed. Costs of approximately $167,000 have been recorded in deferred charges at September 30, 1995. Field work for a
hydrogeologic characterization was completed in October 1995.   A
Hydrogeologic Characterization and Risk Evaluation Report was submitted for review to the New Hampshire Department of Environmental Services ("NHDES") in November 1995. The Company is unable to predict the magnitude of any liability that may be imposed on it for the cost of any additional studies or the performance of remedial action in connection with the Concord site until the NHDES has reviewed the Report and issued a decision on what, if any, remedial action will be required.

The Company has held discussions with another utility regarding a site assessment and cost sharing of investigation costs concerning a former manufactured gas site in Laconia, New Hampshire. The scope of the study and the investigation cost sharing agreement have not been finalized such that the Company is unable to predict at this time the magnitude of any liability that may be imposed on it for the cost of site assessment, additional studies or the performance of remedial action in connection with the Laconia site.

The Company will pursue recovery from insurance carriers and claims against any other responsible parties seeking to ensure that they contribute appropriately to reimburse the Company for any costs incurred. The Company intends to seek approval of rate recovery at such time that it has determined the extent of the contamination and has received recommendations with regards to remediation at the Concord and Laconia sites.

FERC Order 636

Federal Energy Regulatory Commission ("FERC") Order 636 allows interstate pipeline companies to recover transition costs created as they buy out of long-term, fixed-price gas contracts. Since the Company's supplier began direct billing these costs on September 1, 1993 as a component of demand charges, $4.5 million has been billed through September 30, 1995. The Company is recovering transition costs through the cost of gas adjustment.

Based on current information, additional transition costs are expected to total between $1.7 million and $6.4 million and will be billed over a period of approximately one to three years.

New Accounting Standards

On October 1, 1993, the Company adopted the standard on accounting for income taxes, SFAS No. 109, which requires an asset and liability approach for financial accounting and reporting for income taxes. Upon implementation of SFAS No. 109, the Company created additional deferred tax assets and liabilities to give recognition to certain temporary differences previously not recognized in the Company's financial statements. These additional deferred taxes will be returned to, or collected from, ratepayers in future periods. The regulatory liability related to income taxes recorded at September 30, 1995 is $1.5 million. The implementation of SFAS No. 109 had no material impact on the Company's results of operations or cash flows for the fiscal years ended 1995 and 1994. Additionally, the Company does not believe SFAS No. 109 will significantly impact future results of operations or cash flows based on current ratemaking policy. During 1994, as a result of a change in New Hampshire tax law, a deferred state income tax liability and a corresponding regulatory asset of approximately $2.4 million, representing revenues to be recovered from utility gas service customers, was established.

On October 1, 1993, the Company adopted SFAS No. 106, the standard on accounting for postretirement health care and other benefits. SFAS No. 106 requires the Company to use accrual accounting for postretirement benefits other than pensions. The expense recorded for providing postretirement benefits under the new standard was $646,000 in 1995 and $878,000 in 1994. Current ratemaking allows for full recovery in rates of the total cost of these benefits. The Company has funded these benefit costs through cash contributions at the same level of expense recorded to voluntary employee benefit association ("VEBA") trusts established separately for salaried and hourly paid employees.

SFAS No. 121, effective October 1, 1996, establishes accounting standards for the impairment of long-lived assets. SFAS No. 121 requires that regulatory assets which are no longer probable of recovery through future revenues be charged to earnings. While circumstances may change, based on the current regulatory environment in the Company's service area, it is not expected that the adoption of SFAS No. 121 would have a material impact on the Company's financial position or results of operations.

Results of Operations 1994 Compared to 1993

Earnings applicable to common stock increased to a record $5,422,000 in 1994 from 1993 earnings of $5,368,000. Earnings per share was $1.74 for both years. Key factors for the increase in earnings were the impact on operations of significantly colder weather during the 1994 heating season, continued customer growth and success in controlling operating costs. Also, the 1993 results include the recovery of $959,000, or $.31 per share, of take-or-pay gas costs disallowed by the Commission in 1991.

Operating revenues were approximately $97,050,000 in 1994, an increase of $10,853,000, or 12.6%, from 1993. Temperatures in 1994 were 4.3% colder than 1993. The average number of utility customers increased 2.2% to approximately 64,000 in 1994. Utility gas service revenues, which represented 91% of total operating revenues, increased by $9,656,000, or 12.3%.

Propane operations recorded $8,900,000 in total operating revenues in 1994, a 15.6% increase over 1993. The increase was primarily due to a 22.1% increase in the average number of propane customers to 9,600 in 1994 and the effect of colder weather on the volume of propane gallons sold. Gallons sold increased 20% in 1994 to 9,911,000.

The average unit cost of gas increased to $4.03 in 1994, compared to $3.99 in 1993.

Operations and maintenance expenses increased 6.5% in 1994 primarily due to increases in wages and fringe benefit costs.

Capital expenditures for the Company's continuing expansion and system improvement programs was the reason for the 6.6% increase in depreciation and amortization in 1994.

Total interest expense increased $200,000 in 1994. Interest due to customers on deferred cost of gas adjustment balances was greater than 1993. In addition, the recovery of take-or-pay gas costs through the cost of gas adjustment also served to significantly reduce short-term interest expense in 1993.

Total Federal and state income taxes increased $387,000 in 1994.
The higher level of pre-tax income is the principal reason for this increase.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      (a)  Financial Statements required by Regulation S-X

Consolidated Statements of Income              EnergyNorth, Inc.

(In thousands, except per share amounts)
For the years ended September 30,       1995      1994      1993
----------------------------------------------------------------

Operating revenues:
  Utility gas service                $69,816   $88,150   $78,495
  Propane gas service                  8,990     8,900     7,702
                                      --------------------------
     Total operating revenues         78,806    97,050    86,197
                                      --------------------------
Operating expenses:
  Cost of gas sold                    39,961    55,130    47,804
  Operations and maintenance          21,046    21,800    20,473
  Depreciation and amortization        5,071     4,854     4,555
  Taxes other than income taxes        3,753     3,911     3,715
  Federal and state income taxes       1,972     2,616     2,229
                                      --------------------------
     Total operating expenses         71,803    88,311    78,776
                                      --------------------------
Operating income                       7,003     8,739     7,421
                                      --------------------------
Other income (expense):
  Net rentals, service and
     appliance sales                     827       649       624
  Recovery of gas costs disallowed,
     net of tax                            -         -       959
  Other, net                             607        (1)      129
                                      --------------------------
     Total other income (expense)      1,434       648     1,712
                                      --------------------------
Interest expense:
  Interest on long-term debt           3,161     3,285     3,375
  Other interest                       1,206       705       420
  Interest charged to construction       (34)      (25)      (30)
                                      --------------------------
     Total interest expense            4,333     3,965     3,765
                                      --------------------------
Earnings applicable to common stock  $ 4,104   $ 5,422   $ 5,368
                                      ==========================
Weighted average shares outstanding    3,166     3,120     3,082
                                      ===========================
Earnings per share                   $  1.30   $  1.74   $  1.74
                                      ===========================

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets                     EnergyNorth, Inc.
(In thousands)
September 30,                                       1995     1994
-----------------------------------------------------------------
Assets
  Property:
     Utility plant, at cost                     $129,895 $124,617
     Accumulated depreciation and amortization    41,452   38,521
                                                -----------------
       Net utility plant                          88,443   86,096
     Net nonutility property, at cost              7,989    7,907
                                                -----------------
       Net property                               96,432   94,003
                                                -----------------

  Current assets:
     Cash and temporary cash investments             575    3,048
     Accounts receivable (net of allowances of
       $950 in 1995 and $1,050 in 1994)            2,171    2,261
     Unbilled revenues                               586      544
     Materials and supplies                        1,624    1,650
     Supplemental gas supplies                     8,074    8,047
     Prepaid and deferred taxes                    1,671    1,468
     Recoverable FERC 636 transition costs         1,733    2,351
     Prepaid expenses and other                    1,341    1,226
                                                -----------------
       Total current assets                       17,775   20,595
                                                -----------------
  Deferred charges:
     Regulatory asset - income taxes               2,401    2,370
     Recoverable environmental costs               3,741    2,901
     Other deferred charges                          988    1,150
                                                -----------------
       Total deferred charges                      7,130    6,421
                                                -----------------
Total assets                                    $121,337 $121,019
                                                =================
Stockholders' Equity and Liabilities
  Capitalization (see accompanying statements)  $ 72,217 $ 74,279
                                                -----------------

  Current liabilities:
     Notes payable to banks                        1,750        -
     Current portion of long-term debt             3,495    2,036
     Current portion of capital lease obligations    256      272
     Inventory purchase obligation                 7,130    7,334
     Accounts payable                              4,768    4,848
     Deferred gas costs                            5,645    4,736
     Accrued interest                                874      843
     Accrued taxes                                   214      414
     Accrued FERC 636 transition costs             1,733    2,351
     Customer deposits, environmental and other    2,353    4,109
                                                -----------------
       Total current liabilities                  28,218   26,943
                                                -----------------
  Commitments and contingencies

  Deferred credits:
     Deferred income taxes                        15,180   13,779
     Unamortized investment tax credits            2,010    2,151
     Regulatory liability - income taxes           1,497    1,620
     Contributions in aid of construction
       and other                                   2,215    2,247
                                                -----------------
       Total deferred credits                     20,902   19,797
                                                -----------------
Total stockholders' equity and liabilities      $121,337 $121,019
                                                =================

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Capitalization       EnergyNorth, Inc.

(In thousands, except share information)
September 30,                                       1995     1994
-----------------------------------------------------------------

Capitalization:
  Common stockholders' equity
     Common stock - par value of $1 per share,
       10,000,000 shares authorized; 3,196,162
       and 3,141,572 shares issued and
       outstanding in 1995 and 1994,
       respectively                             $  3,196 $  3,142
     Amount in excess of par                      29,583   28,860
     Retained earnings                             9,335    8,776
                                                 ----------------
          Total common stockholders' equity       42,114   40,778
                                                 ----------------
  Long-term debt:
     General and Refunding Bonds
       Due 2002               8.67%                8,270    9,453
       Due 2009               8.44%                4,667    5,000
       Due 2019               9.70%                7,000    7,000
       Due 2020               9.75%               10,000   10,000

     Mortgage notes payable
       Due 1996               8.25%                1,628    1,837
       Due 2008               8.75%                1,063    1,108

     Notes payable
       Due through 2000   prime plus .50%            696      609
                                                 ----------------
                                                  33,324   35,007
     Less current portion                          3,495    2,036
                                                 ----------------
          Total long-term debt                    29,829   32,971
                                                 ----------------

  Capital lease obligations                          530      802
     Less current portion                            256      272
                                                 ----------------
          Total capital lease obligations            274      530
                                                 ----------------
Total capitalization                             $72,217  $74,279
                                                 ================

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Common Stockholders' Equity    EnergyNorth, Inc.


                                        Common Stock
                               ---------------------
                                   $1.00   Amount in             Total common
(In thousands,                       par      excess   Retained  stockholders'
 except per share amounts)         value      of par   earnings        equity
-----------------------------------------------------------------------------
Balance, September 30, 1992       $3,065     $27,527    $ 4,612       $35,204

Earnings applicable to common stock    -           -      5,368         5,368
Common stock - cash dividend
  ($1.06 per share)                    -           -     (3,259)       (3,259)
Issuance of common stock under the
  Dividend Reinvestment and Stock
  Purchase Plan                       39         702          -           741
                                   ------------------------------------------
Balance, September 30, 1993        3,104      28,229      6,721        38,054

Earnings applicable to common stock    -           -      5,422         5,422
Common stock - cash dividend
  ($1.08 per share)                    -           -     (3,367)       (3,367)
Issuance of common stock under the
  Dividend Reinvestment and Stock
  Purchase Plan                       38         631          -           669
                                   ------------------------------------------
Balance, September 30, 1994        3,142      28,860      8,776        40,778

Earnings applicable to common stock    -           -      4,104         4,104
Common stock - cash dividend
  ($1.12 per share)                    -           -     (3,545)       (3,545)
Issuance of common stock under the
  Dividend Reinvestment and Stock
  Purchase Plan                       54         723          -           777
                                   ------------------------------------------
Balance, September 30, 1995       $3,196     $29,583    $ 9,335       $42,114
                                   ==========================================

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows                      EnergyNorth, Inc.
(In thousands)
For the years ended September 30,                     1995     1994     1993
----------------------------------------------------------------------------
Cash flows from operating activities:
  Earnings applicable to common stock               $4,104  $ 5,422  $ 5,368
  Noncash items:
     Depreciation and amortization                   5,841    5,594    5,302
     Deferred taxes and investment tax credits,net     852      588    1,186
                                                    ------------------------
       Total funds provided by operating
          activities                                10,797   11,604   11,856
  Changes in:
     Accounts receivable, net                           90     (367)     872
     Unbilled revenues                                 (42)     (76)     338
     Inventories                                        (1)     716     (342)
     Prepaid expenses and other                       (115)     342     (165)
     Deferred gas costs                                909    5,499     (774)
     Accounts payable                                  (80)     281      337
     Accrued liabilities                              (253)    (102)    (143)
     Accrued/prepaid taxes                            (149)     160     (273)
  Payments for environmental costs and other        (2,550)  (1,400)      89
                                                    ------------------------
       Net cash provided by operating activities     8,606   16,657   11,795
                                                    ------------------------
Cash flows from investing activities:
  Additions to property                             (7,915)  (7,731)  (7,745)
                                                    ------------------------
Cash flows from financing activities:
  Issues of common stock                               777      669      741
  Issues of long-term debt                             412      262    2,399
  Change in notes payable to banks                   1,750   (3,050)    (355)
  Change in inventory purchase obligation             (204)     307       10
  Change in customer deposits                           45       46     (178)
  Change in contributions in aid of construction
     and other                                         (32)      74      108
  Cash dividends on common stock                    (3,545)  (3,367)  (3,259)
  Refunding requirements:
     Repayment of long-term debt                    (2,095)  (1,731)  (2,894)
     Repayment of capital lease obligations           (272)    (264)    (248)
                                                   -------------------------
       Net cash used for financing activities       (3,164)  (7,054)  (3,676)
                                                   -------------------------
Net (decrease) increase in cash and temporary
  cash investments                                  (2,473)   1,872      374
Cash and temporary cash investments,
  beginning of year                                  3,048    1,176      802
                                                   -------------------------
Cash and temporary cash investments,
  end of year                                      $   575  $ 3,048  $ 1,176
                                                   =========================

The accompanying notes are an integral part of these consolidated financial statements.

EnergyNorth, Inc.
Notes to Consolidated Financial Statements

Note 1.  Accounting Policies

   The significant accounting policies followed by EnergyNorth, Inc. and subsidiaries (the "Company") are set forth below.

  Principles of Consolidation
  ---------------------------
   The accompanying financial statements of the Company include the accounts of all subsidiaries. All significant intercompany accounts and transactions have been eliminated in the accompanying consolidated financial statements.

  Business Organization
  ---------------------
   The Company's principal business activity is the management and operation of a regulated gas distribution subsidiary located in southern and central New Hampshire. The rates and accounting practices followed by the gas distribution subsidiary are regulated by the New Hampshire Public Utilities Commission (the "Commission"). The Company's accounting policies conform to generally accepted accounting principles applicable to rate-regulated enterprises and reflect the effects of the ratemaking process in accordance with Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for Certain Types of Regulation".

   The Company also operates a nonregulated propane distribution subsidiary and provides service and sells appliances through its utility subsidiary.

  Revenue Recognition
  -------------------
   Utility revenues derived from the sale and transportation of natural gas are based on rates authorized by the Commission. Customers' meters are read and bills are rendered on a cycle basis throughout the month. The Company records unbilled reve nues related to gas delivered but not billed at the end of the accounting period.

  Cost of Gas Adjustment Clause
  -----------------------------
   The Company's tariff includes a cost of gas adjustment clause ("CGA"), that permits billings to customers for changes in its cost of gas over a base period cost. The tariff provides for a CGA calculation for a summer period and a winter period.
  Any difference between the cost of gas incurred and amounts billed to customers is deferred for ratemaking and accounting purposes to the next corresponding period. Interest accrues on these amounts at the prime rate, adjusted quarterly.

  Inventories
  -----------
   Inventories are valued on the basis of the lower of average cost or market.

  Depreciation
  ------------
   The Company provides depreciation on the straight-line basis. The rates applied by the regulated subsidiary are approved by the Commission. Such rates were equivalent to a composite rate of 3.4% for each of the years ended September 30, 1995, 1994 and 1993. The depreciation rates for nonregulated property, plant and equipment were 7.8%, 8.0%, and 7.8% for the years ended September 30, 1995, 1994 and 1993, respectively. Under depreciation practices required by the Commission, when gas utility assets under the composite method are retired from service, the cost of the retired assets are removed from the property accounts and charged, together with any cost of removal, to the accumulated depreciation accounts. For all other assets, when assets are sold or retired, the cost of the assets and their related accumulated depreciation are removed from the respective accounts, net removal costs are recorded and any gain or loss is included in income.

  Deferred Charges
  ----------------
    Total deferred charges consist primarily of regulatory assets and the cost of issuing debt. The Company has established various regulatory assets in cases where the Commission has permitted, or is expected to permit, recovery of specific costs over a period of time. At September 30, 1995, regulatory assets include $3.7 million for environmental investigation and disposal costs, and $2.4 million for SFAS No. 109 related to deferred state income taxes (See Note 8). SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", issued in March 1995 and effective October 1, 1996, establishes accounting standards for the impairment of long-lived assets. SFAS No. 121 requires that regulatory assets which are no longer probable of recovery through future revenues be charged to earnings. While circumstances may change, based on the current regulatory environment in the Company's service area, it is not expected that the adoption of SFAS No. 121 would have a material impact on the Company's financial position or results of operations.

   The unamortized cost of issuing debt at September 30, 1995 is $734,000. Deferred financing costs are amortized over the life of the related security. Other deferred charges are amortized over the recovery period specified by the Commission.

  Investment Tax Credits
  ----------------------
   Investment tax credits are being amortized over the estimated useful life of the property that gave rise to the credit.

  Reclassifications
  -----------------
   Reclassifications are made periodically to previously issued financial statements to conform to the current year's presentation.

Note 2.  Cash Flows

   Supplemental disclosures of cash flow information are as follows (in thousands):

                                                 1995    1994    1993
                                               ----------------------
       Cash paid during the year for:
         Interest (net of amount capitalized)  $4,415  $3,657  $4,163
         Income taxes                           1,074   1,861   1,834

       Noncash activities:
         Capital lease obligations                  -       6     727

   In preparing the accompanying consolidated statements of cash flows, all highly liquid investments having maturities of three months or less were considered to be cash equivalents.

Note 3.  Inventory Financing

   The Company finances gas inventory purchases through the use of a single purpose trust, which purchases gas with funds loaned to it by a bank. As the Company requires gas to service customers, gas is repurchased from the trust at original product cost plus financing costs and trust fees. The cost of gas and related financing are recoverable under the CGA.

   The bank credit agreement provides for a .375% commitment fee on the line and interest at prime (8.75% at September 30, 1995) with a fixed rate interest option at less than prime on the outstanding balance. The trust agreement provides for a management fee of $8,000 annually. The credit agreement between the trust and the bank provides for a total commitment of up to $9.5 million through February 1996.

   As of September 30, 1995 and 1994, the gas inventories under the trust agreement and controlled by the Company totaled $7.1 million and $7.2 million, respectively, and are included in inventories in the accompanying consolidated balance sheets. Inventory purchase obligations under this financing agreement are reflected as a current liability on the accompanying consolidated balance sheets.

Note 4.  Notes Payable to Banks

   As of September 30, 1995, the Company had available $13 million under various unsecured bank lines of credit that are renewed annually, $1.75 million of which was outstanding. The weighted average interest rate on borrowings outstanding on September 30, 1995 was 8.82%. The lines bear interest at prime, or less than prime on certain of the lines for fixed periods of time, and are due on demand. For some lines, the terms of the credit agreements require annual commitment fees of .25% to .35% of the lines.

Note 5.  Long-Term Debt

   Interest payments for the General and Refunding Bonds are due semi-annually. The General and Refunding Bonds are collateralized by first mortgage liens on substantially all real property and operating plant facilities of the Company's gas utility operations.

   The aggregate amounts of principal due for all long-term debt for each of the five years subsequent to September 30, 1995 are as follows (in thousands):

                                         Fiscal year       Amount
                                         ------------------------
                                                1996       $3,495
                                                1997        1,773
                                                1998        1,712
                                                1999        1,636
                                                2000        1,596

Note 6.  Capital Leases

   The Company leases certain vehicles and equipment under various long-term capital lease agreements. Assets held under capital leases, which are classified with utility plant, amounted to $1.3 million and $1.4 million at September 30, 1995 and 1994, respectively. Accumulated depreciation on assets held under capital leases amounted to $767,000 and $624,000 at September 30, 1995 and 1994, respectively. Total depreciation ($272,000) and interest expense ($53,000) were equal to the rental payments included in operations and maintenance expense in the accompanying consolidated statement of income for the year ended September 30, 1995.

   At September 30, 1995, the future minimum lease payments under capital lease agreements are as follows (in thousands):

         Fiscal year                                       Amount
         --------------------------------------------------------
         1996                                                $286
         1997                                                 241
         1998                                                  54
                                                             ----
         Total minimum lease payments                         581
           Less - amount representing interest                 51
                                                             ----
         Present value of minimum lease payments              530
           Less - portion currently payable                   256
                                                             ----
         Long-term portion                                   $274
                                                             ====

Note 7.  Common Stock

   On June 6, 1990, the Board of Directors declared a dividend distribution of one Right for each outstanding share of common stock of the Company. The Rights will not be exercisable until a person ("Acquiring Person") or group of affiliated or associated persons acquires 10 percent or more of the Company's outstanding common stock or announces an intention to make a tender offer that would result in ownership by such person or persons of 20 percent or more of the Company's outstanding common stock. Following such an event and unless earlier redeemed or expired, each Right entitles its holder to purchase from the Company one share of common stock for $48.00.

   In the event the Company is acquired in a merger or other business combination, 50 percent or more of its consolidated assets or earning power is sold or transferred, any person acquires 15 percent or more of the Company's outstanding common stock, or an Acquiring Person engages in one or more self-dealing transactions with the Company, each Right will entitle its holder to purchase, at the Rights' exercise price, a number of shares of common stock of the Company or of the acquiring company having a value of twice such exercise price. Any Rights held by an Acquiring Person or its affiliate or associate become null and void upon the occurrence of any such events.

   Prior to expiration of the Rights and except in certain instances following acquisitions of 10 percent or more of the Company's common stock, the Company may redeem all of the Rights for one cent per Right. The Rights do not carry voting or dividend rights and have no dilutive effect or effect on the earnings of the Company.

   The distribution of the Rights was made on June 18, 1990 to shareholders of record on that date and attach to all common shares issued at and after that date. The Rights will expire on June 18, 2000 unless such date is extended or unless the Rights are earlier redeemed by the Company.

Note 8.  Income Taxes

    On October 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires adjustments of deferred tax assets and liabilities to reflect the future tax consequences, consistent with currently enacted tax laws and rates, of items already reflected in the financial statements. The implementation of SFAS No. 109 on October 1, 1993 had no material impact on the earnings or cash flows of the Company. A regulatory liability of approximately $440,000 was established for the excess reserves for deferred taxes as a result of pre-July 1, 1987 deferred income taxes that were recorded in excess of the current Federal statutory income tax rate. Also, a regulatory liability of approximately $1,183,000 was established for the tax benefit of unamortized investment tax credits, which SFAS No. 109 requires to be treated as a temporary difference. This benefit will be passed on to customers over the lives of the property giving rise to the investment tax credits. The Company does not believe SFAS No. 109 will significantly impact future results of operations or cash flows based on current ratemaking policy.

    At September 30, 1995 and 1994, the regulatory liability amounted to $1.1 million and $1.2 million, respectively, for the tax benefit of unamortized investment tax credits, and $384,000 and $428,000, respectively, for the excess reserves for deferred taxes as a result of pre-July 1, 1987 deferred income taxes that were recorded in excess of the current Federal statutory income tax rate.

    A deferred state income tax liability and a corresponding regulatory asset of approximately $2.4 million, representing revenues the Company expects to recover from utility gas service customers, were established at September 30, 1994, as a result of recording deferred state income taxes on the cumulative temporary differences due to a change in New Hampshire tax law. Effective June 2, 1994, the 1% franchise tax assessed on sales of natural gas was repealed. Prior to the change in tax law, the franchise tax was permitted as a credit against the New Hampshire Business Profits Tax ("NHBPT"). Because franchise tax payments exceeded the NHBPT, the Company's gas distribution subsidiary never incurred a NHBPT liability; and, therefore, no deferred state income taxes related to temporary differences were recorded.

   The tax effects of cumulative differences that gave rise to the deferred tax liabilities and deferred tax assets for the year ended September 30, 1995 and 1994 were as follows (in thousands):

                                                  1995      1994
                                               -----------------
    Deferred tax assets:
      Deferred gas costs                       $ 1,373   $ 1,046
      Unamortized investment tax credits           683       731
      Contributions in aid of construction         666       664
      Allowance for doubtful accounts              367       406
      Other                                        729       613
                                               -----------------
        Total deferred tax assets                3,818     3,460
                                               -----------------
   Deferred tax liabilities:
      Property-related                          14,701    13,761
      Environmental costs                        1,445     1,120
      Other                                      1,321     1,080
                                               -----------------
        Total deferred tax liabilities          17,467    15,961
                                               -----------------
   Net deferred tax liability                  $13,649   $12,501
                                               =================

   Deferred income taxes were classified in the accompanying consolidated balance sheets at September 30, 1995 and 1994 as follows (in thousands):

                                                  1995      1994
                                               -----------------
      Current                                  $(1,531)  $(1,278)
      Long-term                                 15,180    13,779
                                               -----------------
        Total                                  $13,649   $12,501
                                               =================

   The components of Federal and state income taxes reflected in the accompanying consolidated statements of income for the years ended September 30, 1995, 1994 and 1993 were as follows
  (in thousands):
                                           1995      1994      1993
                                         --------------------------
    Federal:
       Current                           $  625    $2,165    $1,813
       Deferred                           1,090       539     1,016
       Investment tax credits              (141)     (145)     (150)
                                         --------------------------
         Total Federal                    1,574     2,559     2,679
                                         --------------------------
       State:
       Current                              254        47        27
       Deferred                             144        10        17
                                         --------------------------
         Total state                        398        57        44
                                         --------------------------
       Total provision for income taxes  $1,972    $2,616    $2,723
                                         ==========================

   The provision for income taxes is included in the accompanying consolidated statements of income as follows (in thousands):

                                          1995       1994      1993
                                        ---------------------------
    Operations                          $1,972     $2,616    $2,229
    Other income - recovery of
       gas costs disallowed                  -          -       494
                                        ---------------------------
    Total provision for income taxes    $1,972     $2,616    $2,723
                                        ===========================

   Prior to the adoption of SFAS No. 109, the following table detailing significant timing differences for 1993 which resulted in deferred income taxes, was required to be disclosed. The deferred Federal income tax provisions arise from differences in the timing of recognition of revenue and expenses for tax and for financial reporting purposes. The sources of these differences and the tax effects for each significant timing difference for the year ended September 30, 1993 were as follows (in thousands):

    Related to current items:
       Deferred gas costs                                    $  258
       Allowance for doubtful accounts                          (57)
       Other, net                                               (16)
                                                             ------
         Total current deferred                                 185
                                                             ------
    Related to noncurrent items:
       Property-related                                         787
       Contributions in aid of construction                     (42)
       Adjustment due to rate treatment
         of change in tax rates                                 (28)
       Other, net                                               114
                                                             ------
         Total noncurrent deferred                              831
                                                             ------
    Total deferred income tax expense                        $1,016
                                                             ======

   The deferred state income tax provision arose principally from a difference in the timing of recognition of depreciation expense of a nonregulated subsidiary.

   The total Federal and state income tax provision as a percentage of income before Federal and state income taxes was 32.5%, 32.5% and 33.7% for the years ended September 30, 1995, 1994 and 1993, respectively. The following table reconciles the income tax provision calculated using the Federal statuto ry tax rate of 34% to the book provision for Federal and state income taxes (in thousands).

                                              1995    1994    1993
                                            ----------------------

  Tax calculated at statutory rate          $2,066  $2,733  $2,751
  Increase (reduction) in effective tax
   resulting from:
    Amortization of investment tax credit     (141)   (145)   (150)
    Adjustment due to change in tax rates      (28)    (28)    (28)
    State taxes, net of Federal tax benefit    266      38      29
    Other, net                                (191)     18     121
                                            ----------------------
  Total provision for income taxes          $1,972  $2,616  $2,723
                                            ======================


Note 9.  Employee Benefit Plans

  Pension Plans
  -------------
   The Company has noncontributory defined benefit plans covering substantially all employees. Benefits are based on years of credited service and average earnings during the five highest consecutive years of earnings prior to the normal retirement date.

   The Company's funding policy is to annually contribute to the plans an amount that is not less than the minimum amount required by the Employee Retirement Income Security Act of 1974 and not more than the maximum amount deductible for income tax purposes.

   The Company also has a Supplemental Executive Retirement Plan ("SERP") for certain management employees. Benefits are based on the employee's service and earnings as defined in the SERP. The SERP is a non-qualified plan under the Internal Revenue Code and has no advance funding. Benefit payments are made directly by the Company to retired employees or their beneficiaries.

   Net periodic pension cost included the following components
  (in thousands):

                                              1995     1994     1993
                                           -------------------------

        Service cost for benefits earned   $   614  $   592  $   573
        Interest cost on projected benefit
          obligations                        1,138    1,073      970
        Actual return on plan assets        (2,085)     542   (1,411)
        Net amortization and deferral          885   (1,647)     437
                                           -------------------------
        Net periodic pension cost          $   552  $   560  $   569
                                           =========================

    The following table sets forth the funded status of the plans at September 30 (in thousands):


                                                1995                     1994
                           --------------------------------------------------
                                         Accumulated              Accumulated
                                 Assets     benefits       Assets    benefits
                                 exceed       exceed       exceed      exceed
                            accumulated       assets  accumulated      assets
                               benefits    (unfunded)    benefits   (unfunded)
                           --------------------------------------------------
Vested benefit obligation       $11,283      $   860      $10,578      $  893
                           ==================================================
Accumulated benefit
  obligation                    $11,804      $   947      $11,071      $  893
                           ==================================================
Projected benefit
  obligation                    $14,877      $ 1,321      $14,057      $1,412
Plan assets at fair value        15,243            -       12,893           -
                           --------------------------------------------------
Funded status                       366       (1,321)      (1,164)     (1,412)
Unrecognized transition
  (asset) obligation               (605)         437         (688)        500
Unrecognized prior
  service cost                      709            -          796           -
Unrecognized net
  (gain) loss                       376          (14)       1,518         114
Additional minimum
  liability                           -          (49)           -         (95)
                           --------------------------------------------------
Prepaid pension
  (pension liability)           $   846      $  (947)     $   462      $ (893)
                           ==================================================

    Assumptions used to determine the projected benefit obligation were:

                                     1995      1994      1993
                                   ---------------------------
     Discount rate                   7.5%      7.5%      8.0%
     Rate of increase in future
       compensation levels         4.5-5.5%  4.5%-5.5% 5.0%-6.0%
     Expected long-term rate of
       return on assets              9.0%      9.0%      9.0%

   Plan assets are invested in common stocks, bonds and certif-icates of deposit.

   The Company has employee 401(k) savings and investment plans covering substantially all employees. The Company made contributions of $210,000, $178,000 and $148,000 for the years ended September 30, 1995, 1994 and 1993, respectively.

Other Postemployment Benefits
-----------------------------
    In addition to providing pension benefits, the Company provides certain health care and life insurance benefits to qualified retired employees.

    In 1994, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" . Prior to 1994, expense was recognized when incurred (i.e., on a pay-as-you-go cash basis of accounting). Expense was $129,000 in 1993. In accordance with SFAS No. 106, the Company began recording the cost of postretirement benefits on an accrual basis in 1994. The expense recorded in fiscal 1995 and 1994 for providing postretirement benefits, including amortization of the accumulated projected benefit obligation over a 20-year period, was $646,000 and $878,000, respectively.

    The Company began funding these benefit costs by making cash contributions, at the same level of expense recorded, to voluntary employee benefit association ("VEBA") trusts established separately for salaried and hourly paid employees.

    The following table sets forth the funded status of the plans at September 30, 1995 and 1994 (in thousands):

                                                  1995     1994
                                               ----------------
   Accumulated postretirement benefit
     obligation as of July 31:
       Retirees                                $ 2,217   $2,396
       Fully eligible active plan participants     904      755
     Other active participants                   1,745    1,582
                                               ----------------
                                                 4,866    4,733
   Plan assets at fair market value              1,193      545
   Unrecognized transition obligation            4,706    4,968
   Unrecognized net gain                        (1,209)  (1,005)
                                               ----------------
   Accrued postretirement benefit cost
     at July 31                                    176      225
   Contributions for the two-month period
     ending September 30                           159      217
                                               ----------------
   Accrued postretirement benefit cost
     at September 30                           $    17   $    8
                                               ================

    The components of net periodic postretirement benefit cost at September 30, 1995 and 1994 are as follows (in thousands):

                                                  1995     1994
                                               ----------------
   Service cost - benefits attributed to
     services during the year                  $   139   $  173
   Interest cost on accumulated postretirement
     benefit obligation                            347      443
   Actual asset return                            (149)     (11)
   Net amortization and deferral                   309      273
                                               ----------------
   Net periodic postretirement benefit cost    $   646   $  878
                                               ================

    A 12% average annual rate of increase in the per capita costs of covered health care benefits was assumed for fiscal year 1995, reducing in steps of 1% to a level of 5% at 2002 and thereafter. This decrease results from changes in estimates of future health care inflation, assumed changes in health care utilization and related effects. Increasing the assumed health care cost trend rates by one percentage point in each year would have resulted in a $476,000 increase in the accumulated postretirement benefit obligation as of July 31, 1995 and an increase in the aggregate of the service cost and interest cost components of net periodic postretirement benefit cost for fiscal year 1995 of $44,000. A discount rate of 7.5% was used to determine the accumulated postretirement benefit obligation. The expected long-term rate of return on plan assets is 9%. Plan assets are invested in common stocks and U.S. Government obligations.

Note 10. Commitments and Contingencies

  Contracts
  ---------
    The Company has various contractual agreements covering the transportation of natural gas, underground storage facilities and the purchase of natural gas, which are recoverable under the Company's CGA. These contracts expire at various times from 1996 to 2011.

  Litigation
  ----------
    The Company and its subsidiaries have been named in certain lawsuits arising from normal operations. In the opinion of management, the outcome of these lawsuits will not have a material adverse effect on the financial position or results of operations of the Company.

  Environmental Issues
  --------------------
     The Company and certain of its predecessors owned or operated facilities for the manufacture of gas, a process used through the mid 1900's which produced byproducts that may be considered contaminated or hazardous under current law and some of which may still be present at the sites of such facilities. A site in Concord, New Hampshire, has been investigated and partially remediated, and another utility has requested the Company's participation in an investigation of another site in Laconia, New Hampshire. The Company will accrue environmental investigation and clean-up costs when it is probable that a liability exists and the amount or range of amounts is reasonably certain. The Company will pursue recovery of such costs through various means, including regulatory relief and claims against other contributing parties.

     Disposal of the contents of the gasholder situated on the former gas manufacturing site in Concord, New Hampshire, has been completed. Total remediation costs amounted to approximately $3.5 million and were recorded in deferred charges. Recovery of costs began on July 1, 1995 and will extend over a seven-year period. The unamortized balance is excluded from rate base. Initial sampling and analysis of certain compounds identified at various locations in the area of the Concord site has been completed. Costs of approximately $167,000 have been recorded in deferred charges at September 30, 1995. Field work for a hydrogeologic characterization was completed in October 1995. A Hydrogeologic Characterization and Risk Evaluation Report was submitted for review to the New Hampshire Department of Environmental Services ("NHDES") in November 1995. The Company is unable to predict the magnitude of any liability that may be imposed on it for the cost of any additional studies or the performance of remedial action in connection with the Concord site until the NHDES has reviewed the Report and issued a decision on what, if any, remediation action will be required.

     The Company has held discussions with another utility regarding a site assessment and cost sharing of investigation costs concerning the Laconia site. The scope of the study and the investigation cost sharing agreement have not been finalized such that the Company is unable to predict at this time the magnitude of any liability that may be imposed on it for the cost of site assessment, additional studies or the performance of remedial action in connection with the Laconia site.

     The Company will pursue recovery from insurance carriers and claims against any other responsible parties seeking to ensure that they contribute appropriately to reimburse the Company for any costs incurred. The Company intends to seek approval of rate recovery at such time that it has determined the extent of the contamination and has received recommendations with regard to remediation at the Concord and Laconia sites.

  Transition Costs
  ----------------
   Federal Energy Regulatory Commission Order 636 allows interstate pipeline companies to recover transition costs created, for the most part, as they buy out of long-term, fixed-price gas contracts. The Company's pipeline supplier, Tennessee Gas Pipeline Company, began direct billing these costs to the Company on September 1, 1993 as a component of demand charges. Through September 30, 1995, the Company has been billed $4.5 million for transition costs and has charged these costs to deferred gas costs. The Company is recovering transition costs through the CGA. Based on current information, additional transition costs are expected to range from $1.7 million to $6.4 million and will continue to be billed over a period of approximately one to three years. At September 30, 1995, the Company has recorded an estimated liability of $1.7 million for transition costs and a corresponding regulatory asset.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and the Shareholders of EnergyNorth, Inc.:

     We have audited the accompanying consolidated balance sheets and statements of capitalization of EnergyNorth, Inc. (a New Hampshire corporation) and subsidiaries as of September 30, 1995 and 1994, and the related consolidated statements of income, common stockholders' equity and cash flows for each of the three years in the period ended September 30, 1995. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EnergyNorth, Inc. and subsidiaries as of September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.

     As explained in Notes 8 and 9 to the consolidated financial statements, effective October 1, 1993, the Company changed its method of accounting for income taxes and postretirement benefits other than pensions.

     Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.
The financial statement schedule under part IV, Item 14, is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This information has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic consolidated financial statements taken as a whole.

Arthur Andersen LLP

Boston, Massachusetts
November 9, 1995

(b)Supplementary Financial Information

Selected Quarterly Financial Data (Unaudited)             EnergyNorth, Inc.


                                                Earnings                Cash
                                                  (loss)  Earnings  dividend
(In thousands,                     Operating  applicable    (loss)      paid
 except per              Operating    income   to common       per       per
 share amounts)           revenues    (loss)       stock     share     share
----------------------------------------------------------------------------
First Quarter
1995                       $22,472   $ 3,155     $ 2,324    $ 0.74     $0.28
1994                        25,914     4,037       3,243      1.04      0.27
----------------------------------------------------------------------------
Second Quarter
1995                        35,209     6,743       5,904      1.87      0.28
1994                        47,008     8,089       7,283      2.34      0.27
----------------------------------------------------------------------------
Third Quarter
1995                        13,678      (717)     (1,487)     (.47)     0.28
1994                        15,504    (1,292)     (1,978)     (.63)     0.27
----------------------------------------------------------------------------
Fourth Quarter
1995                         7,447    (2,178)     (2,637)     (.83)     0.28
1994                         8,624    (2,095)     (3,126)    (1.00)     0.27
----------------------------------------------------------------------------

 Note: Earnings (loss) per share are based on the weighted average shares outstanding at the end of the quarter. In the opinion of the Company, the quarterly financial data include all adjustments, consisting of normal recurring adjustments and reclassifications, necessary for a fair presentation of such information. Quarterly amounts vary significantly due to seasonal weather conditions.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

There were no such matters during the fiscal year ended September 30, 1995.


                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this Item is incorporated by reference to pages 3 through 5 of the Registrants' Proxy Statement for its Annual Meeting to be held February 7, 1996, except for information relating to identification of Executive Officers of the Registrant which is contained in Part I of the Report.



ITEM 11.  EXECUTIVE COMPENSATION

The information called for by this Item is incorporated by reference to "Compensation of Directors", "Executive
Compensation" and "Non-Contributory Retirement Plan" on pages 4,
6 and 7 of the Registrant's Proxy Statement for its Annual
Meeting to be held February 7, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information called for by this Item is incorporated by reference to page 2 of the Registrant's Proxy Statement for its Annual Meeting to be held February 7, 1996.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this Item is incorporated by reference to "Other Transactions" and "Compensation Committee Interlocks and Insider Participation" on pages 4 and 5 of the Registrant's Proxy Statement for its Annual Meeting to be held February 7, 1996.

                            PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)  List of documents filed as part of this Report:

     (1) Financial Statements

     The following financial statements are included herein
     under Part II, Item 8.
                                                             Page No(s).
                                                           in this Report
                                                           --------------
         Consolidated Statements of Income for the
          years ended September 30, 1995, 1994 and 1993          20
         Consolidated Balance Sheets at September 30,
          1995 and 1994                                          21
         Consolidated Statements of Capitalization at
          September 30, 1995 and 1994                            22
         Consolidated Statements of Common Shareholders'
          Equity for the years ended September 30, 1995,
          1994 and 1993                                          23
         Consolidated Statements of Cash Flows for the
          years ended September 30, 1995, 1994 and 1993          24
         Notes to Consolidated Financial Statements             25-37
         Report of Independent Public Accountants                38


         (2)  Financial Statement Schedules

         The following supplementary financial statement schedules required by Rule 5-04 of Regulation S-X, and report thereon, are filed as part of this Form 10-K on the page indicated below:

         Schedule                                            Page No. in
         Number               Description                    this Report
         --------             -----------                    -----------
         II         Consolidated Valuation and Qualifying
                    Accounts for the three years ended
                    September 30, 1995                           41
                    Report of Independent Public Accountants     38

          Schedules other than the one listed above are either not required or not applicable, or the required information is shown in the financial statements or notes thereto.

         (3)  Exhibits Required by Item 601 of Regulation S-K

                See Exhibit Index on pages 43 through 45.

(b)      Reports on Form 8-K

           There were no reports on Form 8-K filed during the quarter ended September 30, 1995.

(c)      Exhibits - See Exhibit Index on pages 43 through 45.

(d)      Financial Statement Schedules

                                                      SCHEDULE II


                        ENERGYNORTH, INC.
         CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                         (in thousands)

  Reserves which are deducted in the balance sheets from assets to which they apply:

                                  Additions
                                 -----------
Year                          Balance    Charged      Charged
ended                               at  to costs           to                Balance
September                    beginning       and        other                 at end
30,       Description        of period  expenses  accounts(1)  Deductions  of period
-------------------------------------------------------------------------------------
          Allowance for
1995      doubtful accounts    $1,050    $   982         $172      $1,254    $   950
          Allowance for
1994      doubtful accounts       890      1,307          149       1,296      1,050
          Allowance for
1993      doubtful accounts       723      1,195          151       1,179        890

---------------
  (1)  Represents recoveries on accounts previously written off

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ENERGYNORTH, INC.

Date:  December 21, 1995      by: Robert R. Giordano
                                  ------------------
                                  Robert R. Giordano
                                  President & Chief Executive
                                  Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 21, 1995.


Robert R. Giordano                Director, President and Chief
-----------------------           Executive Officer (principal
Robert R. Giodano                 executive officer)

Michael J. Mancini, Jr.           Senior Vice President and Chief
-----------------------           Financial Officer (principal
Michael J. Mancini, Jr.           financial officer)

David A. Skrzysowski              Vice President & Controller
-----------------------           (principal accounting officer)
David A. Skrzysowski

Edward T. Borer                   Director
-----------------------
Edward T. Borer

N. George Mattaini                Director
-----------------------
N. George Mattaini

Davis P. Thurber                  Director
-----------------------
Davis P. Thurber

Richard B. Couser                 Director
-----------------------
Richard B. Couser

Sylvio L. Dupuis                  Director
-----------------------
Sylvio L. Dupuis

                           EXHIBIT INDEX

     The exhibits listed below are filed herewith, or are incorporated herein by reference to other filings.

  Exhibit
  Number                Description
  -------               -----------

  3.1    Articles of Incorporation of EnergyNorth, Inc.
         are incorporated by reference to Exhibit 4.1 of EnergyNorth, Inc.'s Registration Statement on Form S-3,
         No. 33-41579, dated July 2, 1991.

  3.2 By-Laws of EnergyNorth, Inc., dated as of February 1, 1995, are incorporated by reference to Exhibit 4.2 to EnergyNorth, Inc.'s Registration Statement on Form S-3, No. 33-58127, dated March 17, 1995.

  4.1 Gas Service, Inc. General and Refunding Mortgage Indenture, dated as of June 30, 1987, as amended and supplemented by a First Supplemental Indenture, dated as of October 1, 1988, and by a Second Supplemental Indenture, dated as of August 31, 1989, is incorporated by reference to Exhibit 4.1 of EnergyNorth, Inc.'s Form 10-K (File No. 0-11035) for the fiscal year ended September 30, 1989.

  4.2    Third Supplemental Indenture, dated as of
         September 1, 1990, to Gas Service, Inc. General and
         Refunding Mortgage Indenture, dated as of June 30, 1987, is incorporated by reference to Exhibit 4.2 of EnergyNorth, Inc.'s Form 10-K (File No. 0-11035) for the fiscal year ended September 30, 1990.

  4.3    Fourth Supplemental Indenture, dated as of
         January 10, 1992, to Gas Service, Inc. General and
         Refunding Mortgage Indenture, dated as of June 30, 1987, is incorporated by reference to Exhibit 4.3 of EnergyNorth, Inc.'s Form 10-K (File No. 0-11035) for the fiscal year ended September 30, 1992.

  4.4 Copies of Bond Indentures and a note and credit agreement defining the rights of holders of long-term debt of certain subsidiaries of EnergyNorth, Inc., under which the amounts of bonds or the note issued do not exceed 10% of the consolidated assets of EnergyNorth, Inc. will be furnished to the Securities and Exchange Commission upon request.

  4.5 Rights Agreement, dated as of June 18, 1990, between the Registrant and State Street Bank & Trust
         Company as Rights Agent is incorporated by reference to
         Exhibit I-2 to EnergyNorth, Inc.'s Registration
         Statement on Form 8-A, dated June 18, 1990.

  10.1 Gas transportation agreement (FT-A), dated as of September 1, 1993, between Tennessee Gas Pipeline
         Company and EnergyNorth Natural Gas, Inc. is incorporated by reference to Exhibit 10.1 to EnergyNorth, Inc.'s Form 10-K (File No. 0-11035) for the fiscal year ended September 30, 1993.

  10.2 Gas transportation agreement (contract No. 632), dated as of September 1, 1993, between Tennessee Gas pipeline Company and EnergyNorth Natural Gas, Inc. is filed herewith.

  10.3   Supplemental Executive Retirement Plan of
         EnergyNorth, Inc. is incorporated by reference to
         Exhibit 10.2 to EnergyNorth, Inc.'s Form 10-K  (File No.
         0-11035) for the fiscal year ended September 30, 1993.

  10.4   Deferred Compensation Agreement, dated as of
         November 30, 1993, between Robert R. Giordano and the
         Registrant is incorporated by reference to Exhibit 10.3 to EnergyNorth, Inc.'s Form 10-K (File No. 0-11035) for the fiscal year ended September 30, 1993.

  10.5   Deferred Compensation Agreement, dated as of
         November 30, 1993, between Michael J. Mancini, Jr. and the Registrant is incorporated by reference to Exhibit
         10.4 to EnergyNorth, Inc.'s Form 10-K (File No. 0-11035) for the fiscal year ended September 30, 1993.

  10.6   Deferred Compensation Agreement, dated as of
         November 30, 1993, between Albert J. Hanlon and the
         Registrant is incorporated by reference to Exhibit 10.5 to EnergyNorth, Inc.'s Form 10-K (File No. 0-11035) for the fiscal year ended September 30, 1993.

  10.7   EnergyNorth, Inc. 1992 Directors' Deferred
         Compensation Plan is incorporated by reference to
         Exhibit 10.6 to EnergyNorth, Inc.'s Form 10-K  (File No.
         0-11035) for the fiscal year ended September 30, 1993.

  10.8 Consulting Agreement, dated as of October 12, 1990, between N. George Mattaini and the Registrant is incorporated by reference to Exhibit 10.17 of EnergyNorth, Inc.'s Form 10-K (File No. 0-11035) for the fiscal year ended September 30, 1990.

  10.9 Employment Agreement, dated as of December 1, 1995, between Robert R. Giordano and the Registrant is filed herewith.

  10.10  Employment Agreement, dated as of December 1,
         1995, between Michael J. Mancini, Jr. and the Registrant is filed herewith.

  10.11  Employment Agreement, dated as of December 1,
         1995, between Albert J. Hanlon and the Registrant is filed herewith.

  10.12  Management Continuity Agreement, dated as of
         December 7, 1995, between Robert R. Giordano and the
         Registrant is filed herewith.

  10.13  Management Continuity Agreement, dated as of
         December 7, 1995, between Michael J. Mancini, Jr. and the Registrant is filed herewith.

  10.14  Management Continuity Agreement, dated as of
         December 7, 1995, between Albert J. Hanlon and the
         Registrant is filed herewith.

  10.15  EnergyNorth, Inc. Key Employee Performance and
         Equity Incentive Plan, as amended, is filed herewith.

  21 Subsidiaries of the Registrant is incorporated by reference to Exhibit 22 of EnergyNorth, Inc.'s Form 10-K
         (File No. 0-11035) for the fiscal year ended September
         30, 1990.

  23     Consent of Arthur Andersen LLP is filed herewith.

  27 Financial Data Schedule of the Registrant is filed herewith.

  99     EnergyNorth, Inc.'s Dividend Reinvestment and
         Stock Purchase Plan, as amended is incorporated by reference to Exhibit 99 of EnergyNorth Inc.'s
         Registration Statement on Form S-3, No. 33-58127, dated
         March 17, 1995.