Form 10-Q
period 1995-12-31
ENERGYNORTH INC
filed 1996-01-26
CIK 704503

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


        For the Quarterly Period Ended December 31, 1995


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


EnergyNorth, Inc. had 3,209,116 shares of $1.00 par value common stock outstanding on January 25, 1996, the filing date of this Report.

An exhibit index appears on Page 13.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                             ENERGYNORTH, INC.
                   Condensed Consolidated Balance Sheets
                                  Assets
              (Unaudited, except for September 30, 1995 data)
                          (Thousands of dollars)
                                                 December 31,   September 30,
                                                1995      1994           1995
                                             -----------------  -------------
Property:
  Utility plant, at cost                    $131,234  $126,485       $129,895
  Accumulated depreciation and
    amortization                              42,320    39,448         41,452
                                            ------------------  -------------
      Net utility plant                       88,914    87,037         88,443
  Net nonutility property, at cost             8,017     8,332          7,989
                                            ------------------  -------------
      Net property                            96,931    95,369         96,432
                                            ------------------  -------------
Current assets:
  Cash and temporary cash investments            881       507            575
  Accounts receivable (net of allow-
    ances of $1,082, $1,084 and $950,
    respectively)                              9,406     6,224          2,171
  Unbilled revenues                            3,363     3,179            586
  Inventories, at average cost:
    Materials and supplies                     1,615     1,628          1,624
    Supplemental gas supplies                  6,023     7,113          8,074
  Prepaid and deferred taxes                   2,136     1,763          1,671
  Recoverable FERC 636 transition costs        1,733     2,540          1,733
  Prepaid expenses and other                     931     1,035          1,341
                                             -----------------  -------------
      Total current assets                    26,088    23,989         17,775
                                             -----------------  -------------
Deferred charges:
  Regulatory asset - income taxes              2,401     2,370          2,401
  Recoverable environmental costs              3,698     2,927          3,741
  Other deferred charges                         814       985            988
                                             -----------------  -------------
      Total deferred charges                   6,913     6,282          7,130
                                             -----------------  -------------
Total Assets                                $129,932  $125,640       $121,337
                                            ==================  =============

















  See accompanying notes to condensed consolidated financial statements.

                                     2

                             ENERGYNORTH, INC.
                   Condensed Consolidated Balance Sheets
                   Stockholders' Equity and Liabilities
              (Unaudited, except for September 30, 1995 data)
                          (Thousands of dollars)

                                                   December 31,  September 30,
                                                1995       1994          1995
                                             ------------------  ------------
Capitalization:
 Common stockholders' equity:
  Common stock - par value of $1 per
    share, 10,000,000 shares authorized;
    3,208,486, 3,153,387 and 3,196,162
    shares issued and outstanding,
    respectively                           $   3,208   $  3,153      $  3,196
  Amount in excess of par                     29,782     29,035        29,583
  Retained earnings                           12,158     10,220         9,335
                                           --------------------  ------------
    Total common stockholders' equity         45,148     42,408        42,114
  Long-term debt                              29,745     33,029        29,829
  Capital lease obligations                      206        461           274
                                           --------------------  ------------
      Total capitalization                    75,099     75,898        72,217
                                           --------------------  ------------
Current liabilities:
  Notes payable to banks                       6,810      3,565         1,750
  Current portion of long-term debt            3,438      2,076         3,495
  Current portion of capital lease
    obligations                                  256        272           256
  Inventory purchase obligation                7,723      7,660         7,130
  Accounts payable                             6,957      6,520         4,768
  Deferred gas costs                           1,424      1,771         5,645
  Accrued interest                             1,581      1,591           874
  Accrued taxes                                1,526        906           214
  Accrued FERC 636 transition costs            1,733      2,540         1,733
  Customer deposits, environmental
    and other                                  2,356      3,023         2,353
                                            -------------------  ------------
      Total current liabilities               33,804     29,924        28,218
                                            -------------------  ------------
Commitments and contingencies

Deferred credits:
  Deferred income taxes                       15,330     13,926        15,180
  Unamortized investment tax credits           1,975      2,116         2,010
  Regulatory liability - income taxes          1,467      1,592         1,497
  Contributions in aid of construction
    and other                                  2,257      2,184         2,215
                                            -------------------  ------------
      Total deferred credits                  21,029     19,818        20,902
                                            -------------------  ------------
Total Stockholders' Equity and Liabilities  $129,932   $125,640      $121,337
                                            ===================  ============








  See accompanying notes to condensed consolidated financial statements.

                                     3

                             ENERGYNORTH, INC.
                Condensed Consolidated Statements of Income
                     For the periods ended December 31
                                (Unaudited)
(Thousands of dollars except for per share amounts and shares outstanding)


                                           Three Months          Twelve Months
                                          1995      1994        1995      1994
                                     -------------------    ------------------
Total operating revenues               $25,976   $22,472     $82,310   $93,608
                                     -------------------    ------------------
Operating expenses:
  Cost of gas sold                      11,151     9,999      41,114    52,670
  Operations and maintenance             5,556     5,737      20,865    21,837
  Depreciation and amortization          1,457     1,251       5,277     4,878
  Taxes other than income taxes          1,007     1,035       3,725     3,974
  Federal and state income taxes         2,152     1,295       2,830     2,392
                                     -------------------   -------------------
      Total operating expenses          21,323    19,317      73,811    85,751
                                     -------------------   -------------------
Operating income                         4,653     3,155       8,499     7,857
                                     -------------------   -------------------
Other income:
  Net rentals, service and
    appliance sales                        242       220         849       672
  Other, net                                 7        45         569         8
                                     -------------------   -------------------
      Total other income                   249       265       1,418       680
                                     -------------------   -------------------
Income before interest expense           4,902     3,420       9,917     8,537
                                     -------------------   -------------------
Interest expense:
  Interest on long-term debt               764       800       3,125     3,255
  Other interest                           389       300       1,295       804
  Interest charged to construction          (2)       (4)        (33)      (26)
                                     -------------------   -------------------
      Total interest expense             1,151     1,096       4,387     4,033
                                     -------------------   -------------------
Earnings applicable to
  common stock                       $   3,751  $  2,324   $   5,530  $  4,504
                                     ===================   ===================
Weighted average shares outstanding  3,199,556 3,144,600   3,179,478 3,129,402
                                     ===================   ===================
Earnings per share                   $    1.17  $   0.74   $    1.74  $   1.44
                                     ===================   ===================
Dividends declared per share         $    0.29  $   0.28   $    1.13  $   1.09
                                     ===================== ===================











  See accompanying notes to condensed consolidated financial statements.

                                     4

                             ENERGYNORTH, INC.
              Condensed Consolidated Statements of Cash Flows
                  For the three months ended December 31
                                (Unaudited)
                          (Thousands of dollars)
                                                       1995      1994
                                                    ------------------
Cash flows from operating activities:
  Earnings applicable to common stock               $ 3,751   $ 2,324
  Noncash items:
    Depreciation and amortization                     1,656     1,448
    Deferred taxes and investment tax credits, net      313       217
                                                    ------------------
      Total funds provided by operating activities    5,720     3,989

  Changes in:
    Accounts receivable, net                         (7,235)   (3,963)
    Unbilled revenues                                (2,777)   (2,635)
    Inventories                                       2,060       956
    Prepaid expenses and other                          410       191
    Deferred gas costs                               (4,221)   (2,965)
    Accounts payable                                  2,189     1,672
    Accrued liabilities                                 676       778
    Accrued/prepaid taxes                               619        64
  Payments for environmental costs and other            (36)   (1,198)
                                                    ------------------
      Net cash used for operating activities         (2,595)   (3,111)
                                                    ------------------
Cash flows from investing activities:
  Additions to property                              (1,902)   (2,727)
                                                    ------------------
Cash flows from financing activities:
  Issues of common stock                                211       186
  Issues of long-term debt                               10       235
  Change in notes payable to banks                    5,060     3,565
  Change in inventory purchase obligation               593       326
  Change in customer deposits                            34       134
  Change in contributions in aid of construction
    and other                                            42       (63)
  Cash dividends on common stock                       (928)     (880)
  Refunding requirements:
    Repayment of long-term debt                        (151)     (137)
    Repayment of capital lease obligations              (68)      (69)
                                                    ------------------
      Net cash provided by financing activities       4,803     3,297
                                                    ------------------
Net increase (decrease) in cash and temporary
  cash investments                                      306    (2,541)
Cash and temporary cash investments, beginning
  of period                                             575     3,048
                                                    ------------------
Cash and temporary cash investments, end of period  $   881   $   507
                                                    ==================











  See accompanying notes to condensed consolidated financial statements.

                                     5

                        ENERGYNORTH, INC.
      Notes to Condensed Consolidated Financial Statements
                        December 31, 1995
                           (Unaudited)


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

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the U. S. Securities and Exchange Commission. Certain footnote disclosures and other information, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted from these interim financial statements, pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 1995 and 1994 and the results of operations for the three and twelve months then ended and statements of cash flows for the three months ended December 31, 1995 and 1994. All accounting policies and practices have been applied in a manner consistent with prior periods. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended September 30, 1995.

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

                        ENERGYNORTH, INC.
Notes to Condensed Consolidated Financial Statements (continued)
                        December 31, 1995
                           (Unaudited)


Note 2.  Cash Flows

Supplemental disclosures of cash flow information for the three months ended December 31, are as follows (in thousands):

                                                   1995    1994
                                                   ====    ====
Cash paid during the period for:
    Interest (net of amount capitalized)           $268    $186
    Income taxes                                    200       7


In preparing the accompanying condensed consolidated statements of cash flows, all highly liquid investments having maturities of three months or less were considered to be cash equivalents.


Note 3.  Commitments and Contingencies

For a discussion of commitments and contingencies, please refer to Footnote 10 in the Company's 1995 Annual Report to
Shareholders.

                        ENERGYNORTH, INC.
        Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                        December 31, 1995


Results of Operations
---------------------
The earnings applicable to common stock increased by $1,427,000 to $3,751,000, or $1.17 per share, for the three months ended December 31, 1995, from $2,324,000, or $.74 per share, in 1994.
For the twelve months ended December 31, 1995, earnings applicable to common stock were $5,530,000, or $1.74 per share, compared to $4,504,000, or $1.44 per share, in the prior period.

Temperatures for the three-month period ended December 31, 1995 were slightly colder than normal and were significantly colder than the prior comparable period. During the twelve-month period ended December 31, 1995, temperatures were warmer than normal and warmer than the prior comparable period. The following chart discloses degree day data as recorded at the U.S. weather station in Concord, New Hampshire, comparing actual degree days to the previous period and to normal. Due to the size and topographical variations of ENGI's service territory, weather conditions vary. Concord, New Hampshire weather data is considered to be representative of the territory.

               Actual    Actual               Change vs.    Change vs.
             12-31-95  12-31-94   Normal   Previous Period    Normal
            --------- --------    ------  ---------------   ---------
 3 months     2,613     2,237      2,599        16.8%          0.5%
12 months     7,210     7,486      7,510        -3.7%         -4.0%

Quarterly Comparison
--------------------
Total operating revenues increased $3,504,000, or 15.6%, for the quarter ended December 31, 1995. Utility gas service revenues were $22.7 million compared to $20 million in the prior period, a 13.5% increase. The weather was 16.8% colder than the same quarter last year, contributing to an increase in firm sendout of 19%. Margin earned from utility natural gas operations increased $1,929,000 or 17.8%.

An increase in the average number of retail propane customers of over 11% from the prior period and colder temperatures resulted in an increase in the volume of gallons sold of almost 32%. Retail propane operating revenues increased 31.7% and resulting margin increased $411,000.

While wages have increased, reductions in the workforce and lower maintenance costs and bad debt expenses were the primary reasons for the net decrease in operations and maintenance expenses for the quarter. The depreciation and amortization increase reflects continued capital additions to the distribution system and related facilities and amortization of remediation costs. The increase in Federal and state income tax expense correlates with the increase in pretax earnings for the quarter.

                        ENERGYNORTH, INC.
        Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations (continued)
                        December 31, 1995


Other interest expense increased primarily due to an increase in the average short-term borrowings outstanding for the quarter.

Twelve-Month Comparison
-----------------------
For the twelve-month period ended December 31, 1995, total operating revenue decreased 12.1%, or $11.3 million. Utility gas service revenue decreased $12.1 million, a 14.3% decrease. The total volume of gas sendout increased 1.0% from the prior period despite temperatures that were 3.7% warmer than 1994 and 4% warmer than normal. Revenue from firm customers, including firm transportation customers, decreased $11.5 million as a result of the pass through of lower purchased gas costs ($11.1 million) and lower sales volumes due to the warmer weather ($400,000). Firm sendout volume declined less than 1% during the period which resulted in no significant change in utility margin.

The average number of retail propane customers increased 11.8% during the twelve-month period ended December 31, 1995. Propane gallons sold increased 6.2% as the warmer temperatures somewhat tempered the impact of the substantial customer growth. Operating revenues increased 8.6% and resulting margin increased $236,000.

Operations and maintenance expenses decreased 4.5% due to lower bad debt expense, insurance expense and other operating expenses.
Higher depreciation and amortization charges were a direct result of plant additions and amortization of remediation costs.
The decrease in taxes other than income taxes was attributable primarily to the repeal of the state franchise tax, which was partially offset by higher property tax assessments made by cities and towns. An increase in pre-tax earnings resulted in the increase in Federal and state income tax expense for the period.

Total other income for the twelve months ended December 31, 1995 increased $738,000. A gain of $350,000 from the sale of railcars in the current period combined with a $210,000 environmental remediation expense in the prior period caused the change.

Other interest expense increased by $491,000 as a result of a combination of higher average outstanding short-term borrowings during the period and higher interest rates.

Capital Resources and Liquidity
-------------------------------
The Company's major capital requirements result from normal replacements and efforts to improve the efficiency of existing plant and serve additional customers. For the three months ended December 31, 1995, capital expenditures totaled approximately $1.9 million.

                        ENERGYNORTH, INC.
        Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations (continued)
                        December 31, 1995


Cash flow patterns reflect the seasonality of the Company's business. The greatest demand for cash is in the fall and early winter as construction projects are brought to completion and during the winter as accounts receivable balances grow.

Capital expenditures and working capital requirements were financed by internally generated funds and supplemented by short-term bank borrowings and proceeds from the Dividend Reinvestment and Stock Purchase Plan ("DRIP"). For the three months ended December 31, 1995, the Company sold through the DRIP over 12,000 shares of its $1.00 par value common stock with net proceeds of approximately $211,000. At December 31, 1995, the Company had unsecured bank lines of credit of $13.5 million, $6,690,000 of which was available.

Construction expenditures for fiscal 1996 are expected to be approximately $9 million. Construction expenditures, long-term debt repayments and working capital requirements will continue to be funded through cash generated by operations supplemented by available lines of credit and additional equity obtained through the DRIP.

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

FERC Order 636
--------------
FERC Order 636 allows interstate pipeline companies to recover transition costs created as they buy out of long-term, fixed-price gas contracts. Since the Company's supplier began direct billing these costs on September 1, 1993 as a component of demand charges, $4.8 million has been billed through December 31, 1995. The Company is recovering transition costs through the cost of gas adjustment. Based on current information, additional transition costs are expected to total between $1.7 million and $6.4 million and will be billed over a period of approximately one to three years.

                        ENERGYNORTH, INC.
        Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations (continued)
                        December 31, 1995


Environmental Matters
---------------------
ENGI and certain of its predecessors owned or operated facilities for the manufacture of gas, a process used through the mid 1900'swhich produced byproducts that may be considered contaminated or hazardous under current law and some of which may still be present at the sites of such facilities. A site in Concord, New Hampshire has been investigated and partially remediated, and a private party has requested ENGI's participation in investigation of another site. The Company will accrue environmental investigation and clean-up costs when it is probable that a liability exists and the amount or range of amounts is reasonably certain. The Company will pursue recovery of such costs through various means, including regulatory relief and claims against other contributing parties.

Disposal of the contents of the gasholder situated on the former gas manufacturing site in Concord, New Hampshire has been completed. Total remediation costs amounted to approximately $3.5 million and have been recorded in deferred charges. Recovery of costs from customers began on July 1, 1995 and will extend over a seven-year period. The unamortized balance is excluded from rate base.

Initial sampling and analysis of certain compounds identified at various locations in the area of the Concord site has been completed. Costs of approximately $167,000 have been recorded in deferred charges at December 31, 1995. Field work for a hydrogeologic characterization was completed and a Hydrogeologic Characterization and Risk Evaluation Report was submitted for review to the New Hampshire Department of Environmental Services ("NHDES") in November 1995. The Company is unable to predict the magnitude of any liability that may be imposed on it for the cost of any additional studies or the performance of remedial action in connection with the Concord site until the NHDES has reviewed the Report and issued a decision on what, if any, remedial action will be required.

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

                        ENERGYNORTH, INC.
        Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations (continued)
                        December 31, 1995


The Company will pursue recovery from insurance carriers and claims against any other responsible parties seeking to ensure that they contribute appropriately to reimburse the Company for any costs incurred. The Company intends to seek approval of a rate recovery method at such time that it has determined the extent of the contamination and has received recommendations with regards to remediation at the Concord and Laconia sites.

                        ENERGYNORTH, INC.
        Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations (continued)
                        December 31, 1995



PART II.  OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are not applicable.


Item 6.   Exhibits and Reports on Form 8-K

  (a)  Exhibits:

          27 - Financial Data Schedule.
               (Submitted only in electronic format to the
                Securities and Exchange Commission)

  (b)  Reports on Form 8-K:

          The Company did not file any reports on Form 8-K during the quarter ended December 31, 1995.

                        ENERGYNORTH, INC.



                            SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         EnergyNorth, Inc.
                                         ------------------
                                            (Registrant)




Date:  January 26, 1996               /s/  DAVID A. SKRZYSOWSKI
       ----------------        -------------------------------------
                               David A. Skrzysowski, duly authorized
                                    Vice President & Controller
                                   (Principal Accounting Officer)