Form 10-Q
period 1996-03-31
ENERGYNORTH INC
filed 1996-04-26
CIK 704503

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


          For the Quarterly Period Ended March 31, 1996


                 Commission File Number 1-11441


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


EnergyNorth, Inc. had 3,219,742 shares of $1.00 par value common stock outstanding on April 26, 1996, the filing date of this Report.










              An exhibit index appears on Page 13.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements



                             ENERGYNORTH, INC.
                   Condensed Consolidated Balance Sheets
                                  Assets
              (Unaudited, except for September 30, 1995 data)
                          (Thousands of dollars)


                                                 March 31,    September 30,
                                              1996      1995           1995
                                          ------------------  -------------
Property:
  Utility plant, at cost                  $131,913  $126,972       $129,895
  Accumulated depreciation and
    amortization                            43,120    40,435         41,452
                                          ------------------  -------------
      Net utility plant                     88,793    86,537         88,443
  Net nonutility property, at cost           7,897     8,163          7,989
                                          ------------------  -------------
      Net property                          96,690    94,700         96,432
                                          ------------------  -------------
Current assets:
  Cash and temporary cash investments        1,382     5,131            575
  Accounts receivable (net of allowances of
    $1,235, $951 and $950, respectively)    13,369     9,932          2,171
  Unbilled revenues                          1,490     1,374            586
  Deferred gas costs                         2,899         -            -
  Inventories, at average cost:
    Materials and supplies                   1,650     1,635          1,624
    Supplemental gas supplies                1,542     3,473          8,074
  Prepaid and deferred taxes                   956     1,244          1,671
  Recoverable FERC 636 transition costs      1,733     1,330          1,733
  Prepaid expenses and other                   734       754          1,341
                                          ------------------  -------------
      Total current assets                  25,755    24,873         17,775
                                          ------------------  -------------
Deferred charges:
  Regulatory asset - income taxes            2,401     2,370          2,401
  Recoverable environmental costs            7,062     3,834          3,741
  Other deferred charges                       542     1,096            988
                                          ------------------  -------------
      Total deferred charges                10,005     7,300          7,130
                                          ------------------  -------------
Total Assets                              $132,450  $126,873       $121,337
                                          ==================  =============

















  See accompanying notes to condensed consolidated financial statements.

                                     2

                             ENERGYNORTH, INC.
                   Condensed Consolidated Balance Sheets
                   Stockholders' Equity and Liabilities
              (Unaudited, except for September 30, 1995 data)
                          (Thousands of dollars)

                                                 March 31,      September 30,
                                               1996      1995             1995
                                           -----------------------------------
Capitalization:
 Common stockholders' equity:
  Common stock - par value of $1 per
    share, 10,000,000 shares authorized;
    3,219,176, 3,169,253 and 3,196,162
    shares issued and outstanding,
    respectively                           $  3,219  $  3,169         $  3,196
  Amount in excess of par                    29,967    29,206           29,583
  Retained earnings                          17,901    15,239            9,335
                                           -----------------------------------
Total common stockholders' equity            51,087    47,614           42,114
  Long-term debt                             29,415    32,649           29,829
  Capital lease obligations                     137       391              274
                                          ------------------------------------
Total capitalization                         80,639    80,654           72,217
                                          ------------------------------------
Current liabilities:
  Notes payable to banks                      3,400         -            1,750
  Current portion of long-term debt           3,409     2,100            3,495
  Current portion of capital lease
    obligations                                 256       272              256
  Inventory purchase obligation               2,604     3,891            7,130
  Accounts payable                            8,729     6,366            4,768
  Deferred gas costs                              -     4,822            5,645
  Accrued interest                              888       857              874
  Accrued  taxes                              4,221     3,859              214
  Accrued FERC 636 transition costs           1,733     1,330            1,733
  Customer deposits, environmental
    and other                                 5,363     2,787            2,353
                                           -----------------------------------
      Total current liabilities              30,603    26,284           28,218
                                           -----------------------------------
Commitments and contingencies

Deferred credits:
  Deferred income taxes                      15,556    14,111           15,180
  Unamortized investment tax credits          1,940     2,081            2,010
  Regulatory liability - income taxes         1,436     1,563            1,497
  Contributions in aid of construction
    and other                                 2,276     2,180            2,215
                                           -----------------------------------
      Total deferred credits                 21,208    19,935           20,902
                                           -----------------------------------
Total Stockholders' Equity and Liabilities $132,450  $126,873         $121,337
                                           ===================================










  See accompanying notes to condensed consolidated financial statements.

                                     3

                             ENERGYNORTH, INC.
                Condensed Consolidated Statements of Income
                      For the periods ended March 31
                                (Unaudited)
(Thousands of dollars except for per share amounts and shares outstanding)


                                  Three Months               Six Months                Twelve Months
                                1996        1995          1996         1995          1996          1995
                           ---------------------     ----------------------     -----------------------
Total operating revenues     $39,661     $35,209       $65,637      $57,681       $86,763       $81,809
                           ---------------------     ----------------------     -----------------------
Operating expenses:
  Cost of gas sold            20,023      17,987        31,174       27,986        43,150        43,240
  Operations and maintenance   5,817       5,039        11,373       10,776        21,643        21,260
  Depreciation and amortiz-
    ation                      1,575       1,250         3,031        2,501         5,601         4,906
  Taxes other than income
    taxes                      1,023         848         2,030        1,883         3,900         3,587
  Federal and state income
    taxes                      3,844       3,342         5,996        4,637         3,331         2,305
                           ---------------------     ----------------------     -----------------------
      Total operating
        expenses              32,282      28,466        53,604       47,783        77,625        75,298
                           ---------------------     ----------------------     -----------------------
Operating income               7,379       6,743        12,033        9,898         9,138         6,511
                           ---------------------     ----------------------     -----------------------
Other income:
  Net rentals, service and
    appliance sales              225          205          467          425           869           735
  Other, net                      23           32           30           77           560            12
                           ----------------------    ----------------------     -----------------------
      Total other income         248          237          497          502         1,429           747
                           ----------------------    ----------------------     -----------------------
Income before interest
  expense                      7,627        6,980       12,530       10,400        10,567         7,258
                           ----------------------    ----------------------     -----------------------
Interest expense:
  Interest on long-term debt     756          797        1,520        1,597         3,084         3,226
  Other interest                 204          288          592          588         1,211           938
  Interest charged
    to construction               (4)          (9)          (7)         (13)          (28)          (30)
                           ----------------------    ----------------------     -----------------------
      Total interest
        expense                  956        1,076        2,105        2,172         4,267         4,134
                           ----------------------    ----------------------     -----------------------
Earnings applicable
  to common stock            $ 6,671      $ 5,904      $10,425      $ 8,228       $ 6,300       $ 3,124
                           ======================    ======================     =======================
Weighted average
  shares outstanding       3,221,118    3,158,343    3,205,304    3,151,542     3,192,468     3,140,073
                           ======================    ======================     =======================
Earnings per share           $  2.07      $  1.87      $  3.25      $  2.61       $  1.97       $  0.99
                           ======================    ======================     =======================
Dividends declared
  per share                  $  0.29      $  0.28      $  0.58      $  0.56       $  1.14       $  1.10
                           ======================    ======================     =======================



















  See accompanying notes to condensed consolidated financial statements.

                                     4

                             ENERGYNORTH, INC.
              Condensed Consolidated Statements of Cash Flows
                     For the six months ended March 31
                                (Unaudited)
                          (Thousands of dollars)

                                                               1996       1995
                                                            ------------------
Cash flows from operating activities:
  Earnings applicable to common stock                       $10,425    $ 8,228
  Noncash items:
    Depreciation and amortization                             3,431      2,900
    Deferred taxes and investment tax credits, net              860        238
                                                            ------------------
      Total funds provided by operating activities           14,716     11,366

  Changes in:
    Accounts receivable, net                                (11,198)    (7,671)
    Unbilled revenues                                          (904)      (830)
    Inventories                                               6,506      4,589
    Prepaid expenses and other                                  607        472
    Deferred gas costs                                       (8,544)        86
    Accounts payable                                          3,961      1,518
    Accrued liabilities                                        (416)      (189)
    Accrued/prepaid taxes                                     4,104      3,635
  Payments for environmental costs and other                    113     (2,214)
                                                            ------------------
      Net cash provided by operating activities               8,945     10,762
                                                            ------------------
Cash flows from investing activities:
  Additions to property                                      (3,268)    (3,512)
                                                            ------------------
Cash flows from financing activities:
  Issues of common stock                                        407        373
  Issues of long-term debt                                      135        360
  Change in notes payable to banks                            1,650          -
  Change in inventory purchase obligation                    (4,526)    (3,443)
  Change in customer deposits                                    32        132
  Change in contributions in aid of construction and other       62        (67)
  Cash dividends on common stock                             (1,859)    (1,765)
  Refunding requirements:
    Repayment of long-term debt                                (633)      (618)
    Repayment of capital lease obligations                     (138)      (139)
                                                            ------------------
      Net cash used for financing activities                 (4,870)    (5,167)
                                                            ------------------
Net increase in cash and temporary cash investments             807      2,083
Cash and temporary cash investments, beginning of period        575      3,048
                                                            ------------------
Cash and temporary cash investments, end of period          $ 1,382    $ 5,131
                                                            ==================












  See accompanying notes to condensed consolidated financial statements.

                                     5

                        ENERGYNORTH, INC.
      Notes to Condensed Consolidated Financial Statements
                         March 31, 1996
                           (Unaudited)


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

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the U. S. Securities and Exchange Commission. Certain footnote disclosures and other information, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted from these interim financial statements, pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 1996 and 1995 and the results of operations for the three, six and twelve months then ended and statements of cash flows for the six months ended March 31, 1996 and 1995. All accounting policies and practices have been applied in a manner consistent with prior periods. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended September 30, 1995.

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

                        ENERGYNORTH, INC.
Notes to Condensed Consolidated Financial Statements (continued)
                         March 31, 1996
                           (Unaudited)


Note 2.  Cash Flows

Supplemental disclosures of cash flow information for the six months ended March 31, are as follows (in thousands):

                                                   1996    1995
                                                 ------  ------
Cash paid during the period for:
    Interest (net of amount capitalized)         $1,643  $1,874
    Income taxes                                    818     497


In preparing the accompanying condensed consolidated statements of cash flows, all highly liquid investments having maturities of three months or less were considered to be cash equivalents.


Note 3.  Commitments and Contingencies

For a discussion of commitments and contingencies, please refer to Footnote 10 in the Company's 1995 Annual Report to
Shareholders.

                        ENERGYNORTH, INC.
        Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                         March 31, 1996


Results of Operations
- ---------------------
Earnings applicable to common stock increased by $767,000 to $6,671,000, or $2.07 per share, for the three months ended March 31, 1996, from $5,904,000, or $1.87 per share, in 1995. The earnings applicable to common stock increased by $2,197,000 to $10,425,000, or $3.25 per share, for the six months ended March 31, 1996, from $8,228,000, or $2.61 per share, in 1995. For the twelve months ended March 31, 1996, earnings applicable to common stock were $6,300,000, or $1.97 per share, compared to $3,124,000, or $.99 per share, in the prior period.

Temperatures for all periods ended March 31, 1996 were approxi-mately normal and significantly colder than the prior comparable periods. The following chart discloses degree day data as recorded at the U.S. weather station in Concord, New Hampshire, comparing actual degree days to the previous period and to normal. Due to the size and topographical variations of ENGI's service territory, weather conditions vary. Concord, New Hampshire weather data is considered to be representative of the territory.

             Actual    Actual               Change vs.     Change vs.
            03-31-96  03-31-95  Normal   Previous Period     Normal
            --------  --------  ------   ---------------   ----------
 3 months    3,634     3,265    3,651        11.3%           (.5)%
 6 months    6,247     5,502    6,250        13.5%             - %
12 months    7,579     6,723    7,545        12.7%            .5 %

Quarterly Comparison
- --------------------
Total operating revenues increased $4,452,000, or 12.6% for the quarter ended March 31, 1996. Utility gas service revenues were $34.6 million compared to $31.2 million in the prior period, a 10.9% increase. The weather was 11.3% colder than the same quarter last year, contributing to an increase in firm sendout of 13.4%. Margin earned from utility natural gas operations increased $2,025,000 or 13.6%.

An increase in the average number of retail propane customers of almost 11% from the prior period and colder temperatures resulted in an increase in the volume of gallons sold of approximately 11%. Retail propane operating revenues increased $1,114,000.

Increases in wages and bad debt expense were the primary reasons for the net increase in operations and maintenance expenses for the quarter. The depreciation and amortization increase reflects continued capital additions to the distribution system and related

                        ENERGYNORTH, INC.
        Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations (continued)
                         March 31, 1996


facilities and amortization of remediation costs. The increase in Federal and state income tax expense correlates with the increase in pretax earnings for the quarter.

Six-Month Comparison
- --------------------
Total operating revenues increased $7,956,000, or 13.8% for the six months ended March 31, 1996. Utility gas service revenues were $57.2 million compared to $51.2 million in the prior period, an 11.7% increase. The weather was 13.5% colder than the same six months last year, contributing to an increase in firm sendout of 15.6%. Margin earned from utility natural gas operations increased $3,954,000 or 15.4%.

An increase in the average number of retail propane customers of almost 11% from the prior period and colder temperatures resulted in an increase in the volume of gallons sold of over 23%. Retail propane operating revenues increased $1,910,000.

The increase in operations and maintenance expense for the period is due primarily to increases in wages, bad debt expense and insurance costs. The depreciation and amortization increase reflects continued capital additions to the distribution system and related facilities and amortization of remediation costs.
The increase in Federal and state income tax expense correlates with the increase in pretax earnings for the quarter.

Twelve-Month Comparison
- -----------------------
For the twelve-month period ended March 31, 1996, total operating revenues increased 6.1%, or $4,954,000. Utility gas service revenue increased $2,818,000, a 3.9% increase. Firm gas sendout increased 13.3% from the prior period as temperatures were 12.7% colder than 1995. Utility natural gas margin increased $4,274,000 or 13.1%.

The average number of retail propane customers increased over 11% during the twelve-month period ended March 31, 1996. Substantial customer growth combined with the colder temperatures resulted in a 19% increase in gallons sold. Operating revenues increased $2,129,000.

Operations and maintenance expenses increased 1.8% due to increased wages, bad debt expense, and other operating expenses.
Higher depreciation and amortization charges were a direct result of plant additions and amortization of remediation costs. The increase in

                        ENERGYNORTH, INC.
        Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations (continued)
                         March 31, 1996


taxes other than income taxes was attributable primarily to higher property tax assessments made by cities and towns. An increase in pre-tax earnings resulted in the increase in Federal and state income tax expense for the period.

Total other income for the twelve months ended March 31, 1996 increased $682,000. A gain of $350,000 from the sale of railcars in the current period combined with a $210,000 environmental remediation expense in the prior period were the primary causes for the change.

Other interest expense increased by $273,000 as a result of higher average outstanding short-term borrowings during the period.

Capital Resources and Liquidity
- -------------------------------
The Company's major capital requirements result from normal replacements and efforts to improve the efficiency of existing plant and serve additional customers. For the six months ended March 31, 1996, capital expenditures totaled approximately $3.3 million.

Cash flow patterns reflect the seasonality of the Company's business. The greatest demand for cash is in the fall and early winter as construction projects are brought to completion and during the winter as accounts receivable balances grow.

Capital expenditures and working capital requirements were financed by internally generated funds and supplemented by short-term bank borrowings and proceeds from the Dividend Reinvestment and Stock Purchase Plan ("DRIP"). For the six months ended March 31, 1996, the Company sold through the DRIP almost 23,000 shares of its $1.00 par value common stock with net proceeds of approximately $406,000. At March 31, 1996, the Company had unsecured bank lines of credit of $13.5 million, $10.1 million of which was available.

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

                        ENERGYNORTH, INC.
        Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations (continued)
                         March 31, 1996


FERC Order 636
- --------------
FERC Order 636 allows interstate pipeline companies to recover transition costs created as they buy out of long-term, fixed-price gas contracts. Since the Company's supplier began direct billing these costs on September 1, 1993 as a component of demand charges, $5.1 million has been billed through March 31, 1996.
The Company is recovering transition costs through the cost of gas adjustment. Based on current information, additional transition costs are expected to total between $1.7 million and $6.4 million and will be billed over a period of approximately one to three years.

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

Field work for a hydrogeologic characterization was completed at various locations in the area of the Concord site and a Hydrogeologic Characterization and Risk Evaluation Report was submitted for review to the New Hampshire Department of Environmental Services ("NHDES") in November 1995. In addition, the Company submitted a Remedial Action Plan to the NHDES on February 16, 1996. The estimated cost of the remedial action proposed by the Company ranges from $3.3 million to $6.9 million. The Company, however, is unable to predict the magnitude of the final liability that may be imposed on it for the cost of any additional studies or the performance of remedial action in connection with the Concord site until the NHDES has reviewed the Report and issued a decision on what, if any, remedial action will be required.

                        ENERGYNORTH, INC.
        Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations (continued)
                         March 31, 1996


The Company has held discussions with another utility regarding a site assessment and cost sharing of investigation costs concerning a former manufactured gas site in Laconia, New Hampshire. The Company has entered into an agreement, without admitting liability, under which it will share site characterization costs with the other utility. A site investigation began in March 1996. The Company's share of costs for site investigation and a report to the NHDES is expected to total $88,000. The Company is unable to predict at this time the magnitude of any liability that may be imposed on it for the cost of additional studies or the performance of remedial action in connection with the Laconia site.

The Company will pursue recovery from insurance carriers and claims against any other responsible parties seeking to ensure that they contribute appropriately to reimburse the Company for any costs incurred. The Company has brought actions for recovery against a former owner and operator of the Concord site and against insurance companies for insurance coverage. The Company intends to seek approval of a rate recovery method at such time that it has determined the extent of the contamination and has received recommendations with regards to remediation at the Concord and Laconia sites.

                        ENERGYNORTH, INC.
        Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations (continued)
                         March 31, 1996


PART II.  OTHER INFORMATION

Items 1, 2, 3 and 5 are not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

The shareholders of the Company elected certain directors, amended Article Seventh, Section B of the Articles of Incorporation to change a reference from NASDAQ to the New York Stock Exchange, and ratified the appointment of auditors at the annual meeting held on February 7, 1996. Numbers of votes for each nominee, Article Seventh and for the ratification of auditors are shown in the following table.

                                           Against
                                                or              Broker
                                    For   Withheld   Abstain  Nonvotes
                              ----------------------------------------
Director Nominees
- -----------------
Edward T. Borer               2,537,947     63,630        -        -
Richard B. Couser             2,496,234    105,343        -        -
Constance B. Girard-diCarlo   2,519,207     82,370        -        -

Article Seventh               2,510,831     41,673   49,073        -
- ---------------

Auditor Ratification          2,573,938      9,263   18,376        -
- --------------------

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits:

          3.1 - Amended Articles of Incorporation of EnergyNorth, Inc. dated February 22, 1996

           27  - Financial Data Schedule
                 (Submitted only in electronic format to the Securities and Exchange Commission)

  (b)  Reports on Form 8-K:

          A current report on Form 8-K reporting the occurrence of an event covered by Item 5 was filed on February 8, 1996 by the Company, regarding the Company's plans to purchase shares of common stock on the open market for the purpose of granting the shares to Company officers pursuant to its key employee incentive plan.

                        ENERGYNORTH, INC.



                            SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       EnergyNorth, Inc.
                                       -----------------
                                         (Registrant)




Date:  April 26, 1996                DAVID A. SKRZYSOWSKI
       --------------         -------------------------------------
                              David A. Skrzysowski, duly authorized
                                  Vice President & Controller
                                 (Principal Accounting Officer)