Form 10-Q
period 1996-06-30
ENERGYNORTH INC
filed 1996-07-24
CIK 704503

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


          For the Quarterly Period Ended June 30, 1996


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


EnergyNorth, Inc. had 3,229,364 shares of $1.00 par value common stock outstanding on July 24, 1996, the filing date of this Report.







              An exhibit index appears on Page 13.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                             ENERGYNORTH, INC.
                   Condensed Consolidated Balance Sheets
                                  Assets
              (Unaudited, except for September 30, 1995 data)
                          (Thousands of dollars)



                                                    June 30,       September 30,
                                                 1996        1995       1995
                                             --------------------  -------------
Property:
  Utility plant, at cost                     $133,198    $128,131     $129,895
  Accumulated depreciation and amortization    44,137      41,303       41,452
                                             --------------------  -------------
      Net utility plant                        89,061      86,828       88,443
  Net nonutility property, at cost              7,781       8,067        7,989
                                             --------------------  -------------
      Net property                             96,842      94,895       96,432
                                             --------------------  -------------
Current assets:
  Cash and temporary cash investments           1,187       6,982          575
  Accounts receivable (net of allowances of
    $1,287, $980 and $950, respectively)        4,670       3,310        2,171
  Unbilled revenues                               606         802          586
  Deferred gas costs                            2,112           -            -
  Inventories, at average cost:
    Materials and supplies                      1,696       1,600        1,624
    Supplemental gas supplies                   4,627       5,485        8,074
  Prepaid and deferred taxes                    1,415       2,273        1,671
  Recoverable FERC 636 transition costs         1,733       1,329        1,733
  Prepaid expenses and other                      479         375        1,341
                                             --------------------  -------------
      Total current assets                     18,525      22,156       17,775
                                             --------------------  -------------
Deferred charges:
  Regulatory asset - income taxes               2,401       2,370        2,401
  Recoverable environmental costs               6,500       3,603        3,741
  Other deferred charges                          334       1,046          988
                                             --------------------  -------------
      Total deferred charges                    9,235       7,019        7,130
                                             --------------------  -------------
Total Assets                                 $124,602    $124,070     $121,337
                                             ====================  =============














  See accompanying notes to condensed consolidated financial statements.

                             ENERGYNORTH, INC.
                   Condensed Consolidated Balance Sheets
                   Stockholders' Equity and Liabilities
              (Unaudited, except for September 30, 1995 data)
                          (Thousands of dollars)

                                                       June 30,    September 30,
                                                   1996      1995      1995
                                               ------------------  -------------
Capitalization:
 Common stockholders' equity:
  Common stock - par value of $1 per
    share, 10,000,000 shares authorized;
    3,229,562, 3,182,360 and 3,196,162
    shares issued and outstanding,
    respectively                              $  3,230   $  3,182    $   3,196
  Amount in excess of par                       30,149     29,369       29,583
  Retained earnings                             15,223     12,864        9,335
                                               ------------------  -----------
Total common stockholders' equity               48,602     45,415       42,114
  Long-term debt                                29,471     32,524       29,829
  Capital lease obligations                         78        326          274
                                               ------------------  -----------
Total capitalization                            78,151     78,265       72,217
                                               ------------------  -----------
Current liabilities:
  Notes payable to banks                         2,000          -        1,750
  Current portion of long-term debt              3,407      2,105        3,495
  Current portion of capital lease
    obligations                                    256        272          256
  Inventory purchase obligation                  2,966      4,271        7,130
  Accounts payable                               5,729      4,563        4,768
  Deferred gas costs                                 -      6,374        5,645
  Accrued interest                               1,588      1,594          874
  Accrued  taxes                                 2,645      2,636          214
  Accrued FERC 636 transition costs              1,733      1,329        1,733
  Customer deposits, environmental
    and other                                    4,574      2,384        2,353
                                              -------------------  ------------
      Total current liabilities                 24,898     25,528       28,218
                                              -------------------  ------------
Commitments and contingencies

Deferred credits:
  Deferred income taxes                         15,955     14,500       15,180
  Unamortized investment tax credits             1,905      2,046        2,010
  Regulatory liability - income taxes            1,405      1,534        1,497
  Contributions in aid of construction
    and other                                    2,288      2,197        2,215
                                               ------------------  ------------
      Total deferred credits                    21,553     20,277       20,902
                                               ------------------  ------------
Total Stockholders' Equity and Liabilities    $124,602   $124,070     $121,337
                                              ===================  ============








  See accompanying notes to condensed consolidated financial statements.

                             ENERGYNORTH, INC.
                Condensed Consolidated Statements of Income
                       For the periods ended June 30
                                (Unaudited)
(Thousands of dollars except for per share amounts and shares outstanding)


                                             Three Months          Nine Months         Twelve Months
                                           1996       1995       1996       1995       1996      1995
                                      --------------------  --------------------  --------------------
Total operating revenues                $14,901    $13,678    $80,538    $71,358    $87,986   $79,982
                                      --------------------  --------------------  --------------------
Operating expenses:
  Cost of gas sold                        9,350      8,147     40,524     36,133     44,353     41,034
  Operations and maintenance              5,204      5,024     16,577     15,800     21,824     21,014
  Depreciation and amortization           1,435      1,248      4,466      3,749      5,788      4,934
  Taxes other than income taxes             999        833      3,030      2,715      4,067      3,527
  Federal and state income taxes           (983)      (857)     5,013      3,780      3,206      2,386
                                      --------------------  --------------------  --------------------
      Total operating expenses           16,005     14,395     69,610     62,177     79,238     72,895
                                      --------------------  --------------------  --------------------
Operating income (loss)                  (1,104)      (717)    10,928      9,181      8,748      7,087
                                      --------------------  --------------------  --------------------
Other income:
  Net rentals, service and
    appliance sales                         210        190        676        614        889        767
  Other, net                                  6        109         36        186        457         25
                                      --------------------  --------------------  --------------------
      Total other income                    216        299        712        800      1,346        792
                                      --------------------  --------------------  --------------------
Income (loss) before interest expense      (888)      (418)    11,640      9,981     10,094      7,879
                                      --------------------  --------------------  --------------------
Interest expense:
  Interest on long-term debt                753        795      2,273      2,392      3,042      3,195
  Other interest                             57        283        649        871        984      1,102
  Interest charged to construction           (5)        (9)       (11)       (22)       (23)       (35)
                                      --------------------  --------------------  --------------------
      Total interest expense                805      1,069      2,911      3,241      4,003      4,262
                                      --------------------  --------------------  --------------------
Earnings (loss) applicable to
  common stock                          $(1,693)   $(1,487)   $ 8,729    $ 6,740    $ 6,091    $ 3,617
                                      ====================  ====================  ====================
Weighted average shares outstanding   3,221,670  3,172,852  3,210,740  3,158,646  3,204,605  3,152,244
                                      ====================  ====================  ====================
Earnings (loss) per share               $  (.53)   $ (0.47)   $  2.72    $  2.13    $  1.90    $  1.15
                                      ====================  ====================  ====================
Dividends declared per share            $   .31    $  0.28    $   .89    $  0.84    $  1.17    $  1.11
                                      ====================  ====================  ====================





     See accompanying notes to condensed consolidated financial statements.

                             ENERGYNORTH, INC.
              Condensed Consolidated Statements of Cash Flows
                     For the nine months ended June 30
                                (Unaudited)
                          (Thousands of dollars)

                                                               1996      1995
                                                           ------------------
Cash flows from operating activities:
  Earnings applicable to common stock                       $ 8,729   $ 6,740
  Noncash items:
    Depreciation and amortization                             5,055     4,343
    Deferred taxes and investment tax credits, net            1,405       264

  Changes in:
    Accounts receivable, net                                 (2,499)   (1,049)
    Unbilled revenues                                           (20)     (258)
    Inventories                                               3,375     2,612
    Prepaid expenses and other                                  862       851
    Deferred gas costs                                       (7,757)    1,638
    Accounts payable                                            961      (285)
    Accrued liabilities                                          93       415
    Accrued/prepaid taxes                                     1,858     1,683
  Payments for environmental costs and other                    166    (2,257)
                                                           ------------------
      Net cash provided by operating activities              12,228    14,697
                                                           ------------------
Cash flows from investing activities:
  Additions to property                                      (4,906)   (5,090)
                                                           ------------------
Cash flows from financing activities:
  Issues of common stock                                        599       549
  Issues of long-term debt                                      335       388
  Change in notes payable to banks                              250         -
  Increase in inventory purchase obligation                   4,328     3,869
  Change in customer deposits and other                          87        75
  Cash dividends on common stock                             (2,841)   (2,652)
  Refunding requirements:
    Repayment of long-term debt                                (780)     (766)
    Repayment of capital lease obligations                     (196)     (204)
    Repayment of inventory purchase obligation               (8,492)   (6,932)
                                                           ------------------
      Net cash used for financing activities                 (6,710)   (5,673)
                                                           ------------------
Net increase in cash and temporary cash investments             612     3,934
Cash and temporary cash investments, beginning of period        575     3,048
                                                           ------------------
Cash and temporary cash investments, end of period          $ 1,187   $ 6,982
                                                           ==================



  See accompanying notes to condensed consolidated financial statements.

                        ENERGYNORTH, INC.
      Notes to Condensed Consolidated Financial Statements
                          June 30, 1996
                           (Unaudited)


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

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the U. S. Securities and Exchange Commission. Certain footnote disclosures and other information, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted from these interim financial statements, pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 1996 and 1995 and the results of operations for the three, nine and twelve months then ended and statements of cash flows for the nine months ended June 30, 1996 and 1995. All accounting policies and practices have been applied in a manner consistent with prior periods. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended September 30, 1995.

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

                        ENERGYNORTH, INC.
Notes to Condensed Consolidated Financial Statements (continued)
                          June 30, 1996
                           (Unaudited)


Note 2.  Cash Flows

Supplemental disclosures of cash flow information for the nine months ended June 30, are as follows (in thousands):

                                                   1996     1995
                                                   ----     ----
Cash paid during the period for:
    Interest (net of amount capitalized)         $2,052   $2,073
    Income taxes                                    881      737


In preparing the accompanying condensed consolidated statements of cash flows, all highly liquid investments having maturities of three months or less when acquired were considered to be cash equivalents.


Note 3.  Commitments and Contingencies

For a discussion of commitments and contingencies, please refer to Footnote 10 in the Company's 1995 Annual Report to
Shareholders.

                        ENERGYNORTH, INC.
        Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                          June 30, 1996


Results of Operations
- ---------------------
The loss applicable to common stock increased by $206,000 to $(1,693,000), or $(.53) per share, for the three months ended June 30, 1996, from $(1,487,000), or $(0.47) per share, in 1995.
The earnings applicable to common stock increased by $1,989,000 to $8,729,000, or $2.72 per share, for the nine months ended June 30, 1996, from $6,740,000, or $2.13 per share, in 1995. For the twelve months ended June 30, 1996, earnings applicable to common stock were $6,091,000, or $1.90 per share, compared to $3,617,000, or $1.15 per share, in the prior period.

Temperatures for the nine and twelve-month periods ended June 30, 1996 were approximately normal and significantly colder than the prior comparable periods. The following chart discloses degree day data as recorded at the U.S. weather station in Concord, New Hampshire, comparing actual degree days to the previous period and to normal. Due to the size and topographical variations of ENGI's service territory, weather conditions vary. Concord, New Hampshire weather data is considered to be representative of the territory.

            Actual    Actual               Change vs.    Change vs.
           06-30-96  06-30-95  Normal   Previous Period    Normal
           --------  --------  ------   ---------------  ----------
 3 months   1,037     1,052    1,019        (1.43)%         1.77%
 9 months   7,284     6,554    7,269        11.14 %          .21%
12 months   7,564     6,819    7,547        10.93 %          .23%

Quarterly Comparison
- --------------------
Total operating revenues increased $1.2 million or 8.9% for the quarter ended June 30, 1996. Utility gas service revenues were $13.1 million compared to $12.1 million in the prior period, an 8.3% increase. Although the weather was slightly warmer than the same quarter last year, firm sendout increased 4.6%. Margin earned from utility natural gas operations decreased $70,000 or 1.6%.

An increase in the average number of retail propane customers of over 10% from the prior period contributed to an increase in the volume of gallons sold of approximately 16%. Retail propane operating revenues increased $318,000.

An increase in wages was the primary reason for the net increase in operations and maintenance expenses for the quarter. The depreciation and amortization increase reflects continued capital additions to the distribution system and related facilities and

                        ENERGYNORTH, INC.
        Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations (continued)
                          June 30, 1996


amortization of environmental costs. Taxes other than income taxes increased $166,000 due mostly to increases in property taxes resulting from increased assessments and rates. The decrease in Federal and state income tax expense correlates with the decrease in pretax earnings for the quarter.

Other interest expense decreased $226,000 due to lower average outstanding short-term borrowings resulting from undercollected cost of gas adjustment balances for the quarter.

Nine-Month Comparison
- ---------------------
Total operating revenues increased $9.2 million, or almost 13% for the nine months ended June 30, 1996. Utility gas service revenues were $70.3 million compared to $63.3 million in the prior period, an 11.1% increase. The weather was 11.1% colder than the same nine months last year, contributing to an increase in firm sendout of 13.6%. Margin earned from utility natural gas operations increased almost $3.9 million or 13%.

An increase in the average number of retail propane customers of almost 11% from the prior period and colder temperatures resulted in an increase in the volume of gallons sold of 22%. Retail propane operating revenues increased over $2.2 million.

The increase in operations and maintenance expenses for the period is due primarily to increases in wages, bad debt expense and insurance costs. The depreciation and amortization increase reflects continued capital additions to the distribution system and related facilities and amortization of environmental costs. Taxes other than income taxes increased $315,000 due mostly to increases in property taxes resulting from increased assessments and rates. The increase in Federal and state income tax expense correlates with the increase in pretax earnings for the period.

Other interest expense decreased $222,000 due to lower average outstanding short-term borrowings resulting from undercollected cost of gas adjustment balances for the period.

Twelve-Month Comparison
- -----------------------
For the twelve-month period ended June 30, 1996, total operating revenues increased 10%, or $8 million. Utility gas service revenue increased $5.7 million, an 8% increase. Firm gas sendout increased 12.5% from the prior period as temperatures were almost 11% colder than 1995. Utility natural gas margin increased $3.8 million or 11.4%.

                        ENERGYNORTH, INC.
        Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations (continued)
                          June 30, 1996


The average number of retail propane customers increased over 11% during the twelve-month period ended June 30, 1996. Substantial customer growth combined with the colder temperatures resulted in a 20.5% increase in gallons sold. Operating revenues increased $2.3 million.

Operations and maintenance expenses increased almost 4% due to increased wages, bad debt expense, and maintenance expenses.
Higher depreciation and amortization charges were a direct result of plant additions and amortization of environmental costs. The increase in taxes other than income taxes was attributable primarily to higher property tax assessments made by cities and towns. An increase in pre-tax earnings resulted in the increase in Federal and state income tax expense for the period.

Total other income for the twelve months ended June 30, 1996 increased $554,000. A gain of $350,000 from the sale of railcars in the current period combined with a $210,000 environmental remediation expense in the prior period were the primary causes for the change.

Other interest expense decreased by $118,000 due to lower average outstanding short-term borrowings resulting from undercollected cost of gas adjustment balances during the period.

Capital Resources and Liquidity
- -------------------------------
Cash flow patterns reflect the seasonality of the Company's business. The greatest demand for cash is in the fall and early winter as construction projects are brought to completion and during the winter as accounts receivable balances grow. During the spring and early summer months, a positive cash flow stream is created as accounts receivable balances are collected. At this time, inventories have been utilized and prepaid amounts, mostly insurance, are being amortized. During the summer months, supplemental gas supplies are replenished in preparation for the winter heating season. At June 30, 1996, deferred gas cost is in an undercollected position resulting from winter period activity. The undercollected amounts will be recovered from firm gas customers during the next winter period through the operation of the cost of gas adjustment mechanism.

The Company's major capital requirements result from normal replacements and efforts to improve the efficiency of existing plant and serve additional customers. For the nine months ended June 30, 1996, capital expenditures totaled approximately $5.1 million.

                        ENERGYNORTH, INC.
        Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations (continued)
                          June 30, 1996


Capital expenditures and working capital requirements were financed by internally generated funds and supplemented by short-term bank borrowings and proceeds from the Dividend Reinvestment and Stock Purchase Plan ("DRIP"). For the nine months ended June 30, 1996, the Company sold through the DRIP over 47,000 shares of its $1.00 par value common stock with net proceeds of approximately $827,000. At June 30, 1996, the Company had unsecured bank lines of credit of $13.5 million, $11.5 million of which was available.

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

FERC Order 636
- --------------
FERC Order 636 allows interstate pipeline companies to recover transition costs created as they buy out of long-term, fixed-price gas contracts. Since the Company's supplier began direct billing these costs on September 1, 1993 as a component of demand charges, $5.5 million has been billed through June 30, 1996. The Company is recovering transition costs through the cost of gas adjustment. Based on current information, additional transition costs are expected to total between $1.7 million and $6.4 million and will be billed over a period of approximately one to three years.

Environmental Matters
- ---------------------
ENGI and certain of its predecessors owned or operated facilities for the manufacture of gas, a process used through the mid 1900's which produced byproducts that may be considered contaminated or hazardous under current law and some of which may still be present at the sites of such facilities. A site in Concord, New Hampshire has been investigated and partially remediated, and a private party has requested ENGI's participation in investigation of another site. The Company will accrue environmental investigation and clean-up costs with respect to former gas manufacturing sites and other environmental matters when it is probable that a liability exists and the amount or range of amounts is reasonably certain.

                        ENERGYNORTH, INC.
        Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations (continued)
                          June 30, 1996


Disposal of the contents of the gasholder situated on the former gas manufacturing site in Concord, New Hampshire has been completed. Total remediation costs amounted to approximately $3.5 million and were recorded in deferred charges. Recovery of costs from customers began on July 1, 1995 and will extend over a seven-year period. The unamortized balance is excluded from rate base.

A Remedial Action Plan that analyzes and recommends a remedial action for a portion of the Concord site was submitted for review to the New Hampshire Department of Environmental Services ("NHDES"). The NHDES approved the Company's Remedial Action Plan on July 11, 1996. The estimated cost of the remedial action proposed by the Company ranges from $2.8 million to $5.5 million, and the Company has recorded $2.8 million at June 30, 1996 in deferred charges.

The Company is pursuing recovery from its insurance carriers as well as from insurance carriers of its predecessors with respect to the Concord site. In addition, the Company is pursuing recovery against an entity that the Company alleges owned or operated the manufacturing gas plant during the late 1800's and early 1900's.

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

The Company will pursue recovery from insurance carriers and claims against any other responsible parties seeking to ensure that they contribute approximately to reimburse the Company for any costs incurred. The Company intends to seek approval of rate recovery methods with respect to environmental matters at such time that it has determined the extent of contamination and has received recommendations with regards to remediation.

                        ENERGYNORTH, INC.
        Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations (continued)
                          June 30, 1996


PART II.  OTHER INFORMATION

Items 1-5 are not applicable.


Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits:

           27  - Financial Data Schedule
                 (Submitted only in electronic format to the Securities and Exchange Commission)

  (b)  Reports on Form 8-K:

          None

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




Date:  July 24, 1996                /s/  DAVID A. SKRZYSOWSKI
      --------------          -------------------------------------
                              David A. Skrzysowski, duly authorized
                                  Vice President & Controller
                                 (Principal Accounting Officer)