Form 10-Q
period 1996-12-31
ENERGYNORTH INC
filed 1997-01-29
CIK 704503

ENERGYNORTH, INC.
      Notes to Condensed Consolidated Financial Statements
                        December 31, 1996
                           (Unaudited)

                            FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


        For the Quarterly Period Ended December 31, 1996


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


EnergyNorth, Inc. had 3,243,543 shares of $1.00 par value common stock outstanding on January 29, 1997, the filing date of this Report.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements



                             ENERGYNORTH, INC.
                   Condensed Consolidated Balance Sheets
                                  Assets
              (Unaudited, except for September 30, 1996 data)
                          (Thousands of dollars)

                                                  December 31,   September 30,
                                                 1996      1995           1996
                                             ------------------  -------------
Property:
  Utility plant, at cost                     $138,099  $131,234       $136,229
  Accumulated depreciation and amortization    45,655    42,320         44,683
                                             ------------------  -------------
      Net utility plant                        92,444    88,914         91,546
  Net nonutility property, at cost              7,900     8,017          7,748
                                             ------------------  -------------
      Net property                            100,344    96,931         99,294
                                             ------------------  -------------
Current assets:
  Cash and temporary cash investments             687       881            770
  Note receivable                                  54         -             39
  Accounts receivable (net of allowances of
    $1,268, $1,082 and $1,211, respectively)    9,580     9,406          2,029
  Unbilled revenues                             2,877     3,363            582
  Deferred gas costs                            8,024         -          3,783
  Inventories, at average cost:
    Materials and supplies                      1,606     1,615          1,590
    Supplemental gas supplies                   8,204     6,023          9,039
  Prepaid and deferred taxes                    1,139     2,136          1,603
  Recoverable FERC 636 transition costs         2,018     1,733          1,733
  Prepaid expenses and other                      965       931          1,304
                                             ------------------  -------------
      Total current assets                     35,154    26,088         22,472
                                             ------------------  -------------
Deferred charges:
  Regulatory asset - income taxes               2,401     2,401          2,401
  Recoverable environmental costs               6,273     3,698          6,840
  Other deferred charges                          795       814            996
                                             ------------------  -------------
      Total deferred charges                    9,469     6,913         10,237
                                             ------------------  -------------
Total Assets                                 $144,967  $129,932       $132,003
                                             ==================  =============









       See accompanying notes to condensed consolidated financial statements.

                             ENERGYNORTH, INC.
                   Condensed Consolidated Balance Sheets
                   Stockholders' Equity and Liabilities
              (Unaudited, except for September 30, 1996 data)
                          (Thousands of dollars)

                                                 December 31,   September 30,
                                                1996      1995           1996
                                              -------------------------------
Capitalization:
 Common stockholders' equity:
  Common stock - par value of $1 per
    share, 10,000,000 shares authorized;
    3,243,543, 3,208,486 and 3,239,148
    shares issued and outstanding,
    respectively                              $  3,244   $  3,208    $  3,239
  Amount in excess of par                       30,428     29,782      30,342
  Retained earnings                             14,215     12,158      11,586
                                              -------------------------------
Total common stockholders' equity               47,887     45,148      45,167
  Long-term debt                                29,689     29,745      29,525
  Capital lease obligations                          -        206          46
                                              -------------------------------
Total capitalization                            77,576     75,099      74,738
                                              -------------------------------
Current liabilities:
  Notes payable to banks                        13,050      6,810       9,535
  Current portion of long-term debt              2,121      3,438       2,090
  Current portion of capital lease
    obligations                                    214        256         229
  Inventory purchase obligation                  9,209      7,723       7,867
  Accounts payable                              10,889      6,957       6,189
  Deferred gas costs                                 -      1,424           -
  Accrued interest                               1,100      1,581         838
  Accrued and deferred taxes                     2,619      1,526       1,642
  Accrued FERC 636 transition costs              2,018      1,733       1,733
  Customer deposits, environmental
    and other                                    4,007      2,356       5,062
                                              -------------------------------
      Total current liabilities                 45,227     33,804      35,185
                                              -------------------------------
Commitments and contingencies

Deferred credits:
  Deferred income taxes                         16,623     15,330      16,525
  Unamortized investment tax credits             1,836      1,975       1,870
  Regulatory liability - income taxes            1,344      1,467       1,374
  Contributions in aid of construction
    and other                                    2,361      2,257       2,311
                                              -------------------------------
      Total deferred credits                    22,164     21,029      22,080
                                              -------------------------------
Total Stockholders' Equity and Liabilities    $144,967   $129,932    $132,003
                                              ===============================




       See accompanying notes to condensed consolidated financial statements.

                             ENERGYNORTH, INC.
                Condensed Consolidated Statements of Income
                     For the periods ended December 31
                                (Unaudited)
(Thousands of dollars except for per share amounts and shares outstanding)

                                           Three Months          Twelve Months
                                          1996       1995       1996        1995
                                    ---------------------  ---------------------
Total operating revenues               $29,454    $25,976    $92,432     $82,310
                                    ---------------------  ---------------------
Operating expenses:
  Cost of gas sold                      14,872     11,151     48,663      41,114
  Operations and maintenance             5,544      5,556     21,648      20,865
  Depreciation and amortization          1,516      1,457      5,884       5,277
  Taxes other than income taxes            977      1,007      3,915       3,725
  Federal and state income taxes         2,111      2,152      3,594       2,830
                                    ---------------------  ---------------------
      Total operating expenses          25,020     21,323     83,704      73,811
                                    ---------------------  ---------------------
Operating income                         4,434      4,653      8,728       8,499
                                    ---------------------  ---------------------
Other income:
  Net rentals, service and
    appliance sales                        300        242      1,006         849
  Other, net                               (51)         7        (99)        569
                                    ---------------------  ---------------------
      Total other income                   249        249        907       1,418
                                    ---------------------  ---------------------
Income before interest expense           4,683      4,902      9,635       9,917
                                    ---------------------  ---------------------
Interest expense:
  Interest on long-term debt               731        764      2,971       3,125
  Other interest                           339        389        750       1,295
  Interest charged to construction          (5)        (2)       (31)        (33)
                                    ---------------------  ---------------------
      Total interest expense             1,065      1,151      3,690       4,387
                                    ---------------------  ---------------------
Net income                             $ 3,618    $ 3,751    $ 5,945     $ 5,530
                                    =====================  =====================
Weighted average shares outstanding  3,241,349  3,199,556  3,226,481   3,179,478
                                    =====================  =====================
Earnings per share                     $  1.12    $  1.17    $  1.84     $  1.74
                                    =====================  =====================
Dividends declared per share           $  0.31    $  0.29    $  1.21     $  1.13
                                    =====================  =====================





        See accompanying notes to condensed consolidated financial statements.

                             ENERGYNORTH, INC.
              Condensed Consolidated Statements of Cash Flows
                  For the three months ended December 31
                                (Unaudited)
                          (Thousands of dollars)

                                                                 1996       1995
                                                              ------------------
Cash flows from operating activities:
  Net income                                                  $ 3,618    $ 3,751
  Noncash items:
    Depreciation and amortization                               1,699      1,656
    Deferred taxes and investment tax credits, net                 34        313

  Changes in:
    Accounts receivable, net                                   (7,566)    (7,235)
    Unbilled revenues                                          (2,295)    (2,777)
    Inventories                                                   819      2,060
    Prepaid expenses and other                                    339        410
    Deferred gas costs                                         (4,241)    (4,221)
    Accounts payable                                            4,700      2,189
    Accrued liabilities                                           258        676
    Accrued/prepaid taxes                                       1,441        619
  Payments for environmental costs and other                     (180)       (36)
                                                               -----------------
      Net cash used for operating activities                   (1,374)    (2,595)
                                                               -----------------
Cash flows from investing activities:
  Additions to property                                        (2,600)    (1,902)
                                                               -----------------
Cash flows from financing activities:
  Issues of common stock                                           90        211
  Issues of long-term debt                                        343         10
  Change in notes payable to banks                              3,515      5,060
  Increase in inventory purchase obligation                     1,963      1,556
  Change in customer deposits and other                          (201)        75
Cash dividends on common stock                                   (989)      (928)
  Refunding requirements:
    Repayment of long-term debt                                  (148)      (151)
    Repayment of capital lease obligations                        (61)       (68)
    Repayment of inventory purchase obligation                   (621)      (962)
                                                               -----------------
      Net cash provided by financing activities                 3,891      4,803
                                                               -----------------
Net increase (decrease) in cash and temporary cash investments    (83)       306
Cash and temporary cash investments, beginning of period          770        575
                                                               -----------------
Cash and temporary cash investments, end of period             $  687    $   881
                                                               =================







       See accompanying notes to condensed consolidated financial statements.

                        ENERGYNORTH, INC.
           Notes to Consolidated Financial Statements
                        December 31, 1996
                           (Unaudited)


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

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the U. S. Securities and Exchange Commission. Certain footnote disclosures and other information, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted from these interim financial statements, pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 1996 and 1995 and the results of operations for the three and twelve months then ended and statements of cash flows for the three months ended December 31, 1996 and 1995. All accounting policies and practices have been applied in a manner consistent with prior periods. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended September 30, 1996.

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

                        ENERGYNORTH, INC.
     Notes to Consolidated Financial Statements (continued)
                        December 31, 1996
                           (Unaudited)

Note 2.  Cash Flows

Supplemental disclosures of cash flow information for the three months ended December 31, are as follows (in thousands):

                                                   1996    1995
Cash paid during the period for:
    Interest (net of amount capitalized)           $347    $268
    Income taxes                                      3     200


In preparing the accompanying condensed consolidated statements of cash flows, all highly liquid investments having maturities of three months or less were considered to be cash equivalents.


Note 3.  Commitments and Contingencies

For a discussion of commitments and contingencies, please refer to Footnote 9 in the Company's 1996 Annual Report to
Shareholders.

                        ENERGYNORTH, INC.
        Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                        December 31, 1996


Results of Operations

Net income decreased by $133,000 to $3,618,000, or $1.12 per share, for the three months ended December 31, 1996, from $3,751,000, or $1.17 per share, in 1995. For the twelve months ended December 31, 1996, net income was $5,945,000, or $1.84 per share, compared to $5,530,000, or $1.74 per share, in the prior period.

Temperatures for the three-month period ended December 31, 1996 were warmer than normal and warmer than the prior comparable period. During the twelve-month period ended December 31, 1996, temperatures were warmer than normal but colder than the prior comparable period. The following chart discloses degree day data as recorded at the U.S. weather station in Concord, New Hampshire, comparing actual degree days to the previous period and to normal. Due to the size and topographical variations of the Company's service territory, weather conditions vary. Concord, New Hampshire weather data is considered to be representative of the territory.

            Actual    Actual              Change vs.     Change vs.
           12-31-96  12-31-95  Normal   Previous Period    Normal
           ========  ======== =======  ================  ==========
 3 months    2,553     2,613   2,594        (2.3)%         (1.6)%
12 months    7,422     7,210   7,544         2.9 %         (1.6)%

Quarterly Comparison

Total operating revenues increased $3.5 million, or 13.4%, for the quarter ended December 31, 1996. Utility gas service revenues were $25.2 million compared to $22.5 million in the prior period, a 12% increase. While the weather was 2.3% warmer than the same quarter last year, firm sendout remained approximately the same. Growth in the average number of firm customers was nearly 2% and helped offset the impact of warmer weather on sendout. Revenue from firm customers, including firm transportation customers increased $2.3 million as a result of the pass through of higher purchased gas costs through the cost of gas adjustment ("CGA"). Although changes in CGA rates affect operating revenues, they do not affect total margin because the CGA is a tariff mechanism designed to provide dollar-for-dollar recovery of gas costs. Margin earned from utility natural gas operations decreased slightly by $226,000, or 1.8%.

Despite significant customer growth of over 9%, the warmer weather accounted for a net decrease in propane gallons sold of 4.6%. Retail propane operating revenue increased nearly 24% as sales prices rose to meet the increase in the cost of propane from suppliers. Competitive pressure on price resulted in a gross margin decrease of approximately $42,000.

While wage rates have increased, reductions in the work force and lower maintenance costs were the primary reasons operations and maintenance expenses remained virtually unchanged for the quarter.

                        ENERGYNORTH, INC.
        Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations (continued)
                        December 31, 1996


The depreciation and amortization increase reflects continued capital additions to the distribution system and related facilities and amortization of remediation costs. The decrease in Federal and state income tax expense correlates with the decrease in pretax earnings for the quarter.

Other interest expense decreased primarily as a result of interest due from customers on the average deferred gas cost undercollected balance during the quarter.

Twelve-Month Comparison

Total operating revenues increased $10.1 million, or 12.3%, for the twelve months ended December 31, 1996. Utility gas service revenues were $79.3 million compared to $71.7 million in the prior period, a 10.6% increase. The weather was 2.9% colder than the same twelve months last year and firm customers increased 1.9%, contributing to an increase in firm sendout of 6%. Margin earned from utility natural gas operations increased $2.1 million, or 5.9%.

The average number of retail propane customers increased over 10% during the twelve-month period ended December 31, 1996. Propane gallons sold increased 9.4% as a result of colder temperatures and the impact of substantial customer growth. The impact of increased volumes sold and an increase in sales prices to offset an increase in the cost of propane sold resulted in a 25% increase in operating revenues for the period. Margin increased $528,000.

Operations and maintenance expenses increased 3.8% due to increases in bad debt expense, insurance expense and other operating expenses. Higher depreciation and amortization charges were a direct result of plant additions and amortization of remediation costs. The increase in taxes other than income taxes was attributable to higher property tax rates and assessments made by cities and towns. An increase in pretax earnings resulted in the increase in Federal and state income tax expense for the period.

Total other income for the twelve months ended December 31, 1996 decreased $511,000. A gain of $350,000 from the sale of railcars in the prior period was the primary cause of the change.

Other interest expense decreased by $545,000 as a result of interest due from customers on the average deferred gas cost undercollected balance during the period.

Capital Resources and Liquidity

The Company's major capital requirements result from normal replacements and efforts to improve the efficiency of existing plant and serve additional customers. For the three months ended

                        ENERGYNORTH, INC.
        Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations (continued)
                        December 31, 1996


December 31, 1996, capital expenditures totaled approximately
$2.6 million.

Cash flow patterns reflect the seasonality of the Company's business. The greatest demand for cash is in the fall and early winter as construction projects are brought to completion and during the winter as accounts receivable balances grow.

At December 31, 1996, deferred gas cost is in an undercollected position due mostly to the timing of the recovery of increased utility purchased gas costs. The undercollected amounts will be mostly recovered from firm gas customers during the winter period through the cost of gas adjustment.

Capital expenditures, undercollected deferred gas costs and working capital requirements were financed by internally generated funds and supplemented by short-term bank borrowings. At December 31, 1996, the Company had unsecured bank lines of credit of $15 million, $13 million of which was outstanding.

Construction expenditures for fiscal 1997 are expected to be approximately $10.3 million. Construction expenditures, payment of dividends, long-term debt repayments, environmental remediation and working capital requirements will continue to be funded through cash generated by operations supplemented by available lines of credit.

Future financing requirements are subject to the amount and timing of internally generated funds, rate relief, sales volumes, construction requirements, regulatory actions and market conditions.

FERC Order 636

FERC Order 636 allows interstate pipeline companies to recover transition costs created as they buy out of long-term, fixed-price gas contracts. Since the Company's supplier began direct billing these costs on September 1, 1993 as a component of demand charges, $6.6 million has been billed through December 31, 1996. The Company is recovering transition costs through the cost of gas adjustment. Based on current information, additional transition costs are expected to total between $2.0 million and $2.7 million and will be billed over a period of approximately two years.

Environmental Matters

The Company and certain of its predecessors owned or operated facilities for the manufacture of gas from coal, a process used through the mid-1900's that produced by-products that may be considered contaminated or hazardous under current law, and some of which may still be present at such facilities. The Company accrues

                        ENERGYNORTH, INC.
        Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations (continued)
                        December 31, 1996


environmental investigation and clean-up costs with respect to former manufacturing sites and other environmental matters when it is probable that a liability exists and the amount or range of amounts is reasonably certain.

A former manufactured gas facility in Concord, New Hampshire has been investigated and partially remediated. Disposal of the contents of the gasholder situated at this former gas manufacturing facility has been completed. Total remediation costs amounted to approximately $3.5 million and were recorded in deferred charges. Recovery of costs from customers began on July 1, 1995 and will extend over a seven-year period. The unamortized balance of $2.8 million at December 31, 1996 is excluded from rate base.

The Company has begun remedial action for a portion of the Concord site at which wastes were disposed of between the late 1800's and mid-1900's. The estimated cost of the remedial action ranges from $2.1 million to $3.2 million, and the Company has recorded $2.1 million at December 31, 1996 in deferred charges.

The Company is pursuing recovery from its insurance carriers as well as from insurance carriers of its predecessors with respect to the Concord site. In addition, the Company is pursuing recovery against an entity that the Company alleges owned or operated the manufactured gas plant during the late 1800's and early 1900's.

The Company and another utility company have conducted an environmental site characterization of a former manufactured gas plant in Laconia, New Hampshire. The Laconia manufactured gas plant operated between approximately 1887 and 1952, and the Company owned and operated the facility for approximately the last seven years of its active life. Without admitting liability, the Company and the other utility have entered into an agreement under which costs of the site characterization are shared. The Company's share of the costs of the site characterization and a report to the New Hampshire Department of Environmental Services ("NHDES"), totaled $216,000 and has been recorded in deferred charges as of December 31, 1996. The Company is currently unable to predict the magnitude of any liability that may be imposed on it for the cost of additional studies or the performance of a remedial action in connection with the Laconia site.

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

                        ENERGYNORTH, INC.
        Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations (continued)
                        December 31, 1996


Factors that May Affect Future Results

The Private Securities Litigation Reform Act of 1995 encourages the use of cautionary statements accompanying forward-looking statements. The preceding Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements concerning the impact of changes in the cost of gas and of the CGA mechanism on total margin; projected capital expenditures and sources of cash to fund expenditures;
and estimated costs of environmental remediation and anticipated regulatory approval of recovery mechanisms. The Company's future results, generally and with respect to such forward-looking statements, may be affected by many factors, among which are, but not limited to, uncertainty as to the regulatory allowance of recovery of changes in the cost of gas; uncertain demands for capital expenditures and the availability of cash from various sources; and uncertainty as to regulatory approval of the full recovery of environmental costs, transition costs, and other regulatory assets.

PART II.  OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are not applicable.


Item 6.   Exhibits and Reports on Form 8-K

  (a)  Exhibits:

          27 - Financial Data Schedule.
               (Submitted only in electronic format to the
                Securities and Exchange Commission)

  (b)  Reports on Form 8-K:

          The Company did not file any reports on Form 8-K during the quarter ended December 31, 1996.

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




                                         EnergyNorth, Inc.
                                         ------------------
                                            (Registrant)




Date:  January 29, 1997             /s/  DAVID A. SKRZYSOWSKI
                               -------------------------------------
                               David A. Skrzysowski, duly authorized
                                    Vice President & Controller
                                   (Principal Accounting Officer)