Form 10-Q
period 1997-03-31
ENERGYNORTH INC
filed 1997-04-24
CIK 704503

                            FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


          For the Quarterly Period Ended March 31, 1997


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


EnergyNorth, Inc. had 3,243,543 shares of $1.00 par value common stock outstanding on April 24, 1997, the filing date of this Report.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements



                             ENERGYNORTH, INC.
                   Condensed Consolidated Balance Sheets
                                  Assets
              (Unaudited, except for September 30, 1996 data)
                          (Thousands of dollars)

                                                         March 31,      September 30,
                                                     1997        1996            1996
                                                 --------------------        --------
Property:
  Utility plant, at cost                         $139,994    $131,913        $136,229
  Accumulated depreciation and amortization        46,704      43,120          44,683
                                                 --------------------        --------
      Net utility plant                            93,290      88,793          91,546
  Net nonutility property, at cost                  7,743       7,897           7,748
                                                 --------------------        --------
      Net property                                101,033      96,690          99,294
                                                 --------------------        --------
Current assets:
  Cash and temporary cash investments               1,121       1,382             770
  Note receivable                                      79           -              39
  Accounts receivable (net of allowances of
    $1,336, $1,235 and $1,211, respectively)       16,370      13,369           2,029
  Unbilled revenues                                 1,638       1,490             582
  Deferred gas costs                                1,228       2,899           3,783
  Inventories, at average cost:
    Materials and supplies                          1,674       1,650           1,590
    Supplemental gas supplies                       3,802       1,542           9,039
  Prepaid and deferred taxes                          668         956           1,603
  Recoverable FERC 636 transition costs             1,305       1,733           1,733
  Prepaid expenses and other                          703         734           1,304
                                                ---------------------        --------
      Total current assets                         28,588      25,755          22,472
                                                ---------------------        --------
Deferred charges:
  Regulatory asset - income taxes                   2,401       2,401           2,401
  Recoverable environmental costs                   6,140       7,062           6,840
  Other deferred charges                              548         542             996
                                                ---------------------        --------
      Total deferred charges                        9,089      10,005          10,237
                                                ---------------------        --------
Total Assets                                     $138,710    $132,450        $132,003
                                                =====================        ========




  See accompanying notes to condensed consolidated financial statements.

                             ENERGYNORTH, INC.
                   Condensed Consolidated Balance Sheets
                   Stockholders' Equity and Liabilities
              (Unaudited, except for September 30, 1996 data)
                          (Thousands of dollars)

                                                        March 31,     September 30,
                                                     1997       1996           1996
                                                 -------------------       --------
Capitalization:
 Common stockholders' equity:
  Common stock - par value of $1 per
    share, 10,000,000 shares authorized;
    3,243,543, 3,219,176 and 3,239,148
    shares issued and outstanding, respectively  $  3,244   $  3,219       $  3,239
  Amount in excess of par                          30,428     29,967         30,342
  Retained earnings                                19,807     17,901         11,586
                                                 -------------------       --------
Total common stockholders' equity                  53,479     51,087         45,167
  Long-term debt                                   29,283     29,415         29,525
  Capital lease obligations                             -        137             46
                                                 -------------------       --------
Total capitalization                               82,762     80,639         74,738
                                                 -------------------       --------
Current liabilities:
  Notes payable to banks                            9,500      3,400          9,535
  Current portion of long-term debt                 2,140      3,409          2,090
  Current portion of capital lease obligations        153        256            229
  Inventory purchase obligation                     4,930      2,604          7,867
  Accounts payable                                  7,601      8,729          6,189
  Accrued interest                                    394        888            838
  Accrued and deferred taxes                        4,270      4,221          1,642
  Accrued FERC 636 transition costs                 1,305      1,733          1,733
  Customer deposits, environmental and other        3,290      5,363          5,062
                                                 -------------------       --------
      Total current liabilities                    33,583     30,603         35,185
                                                 -------------------       --------
Commitments and contingencies

Deferred credits:
  Deferred income taxes                            16,910     15,556         16,525
  Unamortized investment tax credits                1,802      1,940          1,870
  Regulatory liability - income taxes               1,314      1,436          1,374
  Contributions in aid of construction and other    2,339      2,276          2,311
                                                 -------------------       --------
      Total deferred credits                       22,365     21,208         22,080
                                                 -------------------       --------
Total Stockholders' Equity and Liabilities       $138,710   $132,450       $132,003
                                                 ===================       ========



     See accompanying notes to condensed consolidated financial statements.

                             ENERGYNORTH, INC.
                Condensed Consolidated Statements of Income
                      For the periods ended March 31
                                (Unaudited)
  (Thousands of dollars except for per share amounts and shares outstanding)


                                               Three Months            Six Months         Twelve Months

                                              1997       1996       1997       1996       1997      1996
                                         ---------  ---------  ---------  ---------  ---------  --------

Total operating revenues                   $48,898    $39,661    $78,352    $65,637   $101,669    $86,763
                                         ---------  ---------  ---------  ---------  ---------  ---------
Operating expenses:
  Cost of gas sold                          29,663     20,023     44,535     31,174     58,302     43,150
  Operations and maintenance                 5,488      5,817     11,032     11,373     21,319     21,643
  Depreciation and amortization              1,608      1,575      3,124      3,031      5,918      5,601
  Taxes other than income taxes                981      1,023      1,958      2,030      3,873      3,900
  Federal and state income taxes             3,863      3,844      5,974      5,996      3,614      3,331
                                         ---------  ---------  ---------  ---------  ---------  ---------
      Total operating expenses              41,603     32,282     66,623     53,604     93,026     77,625
                                         ---------  ---------  ---------  ---------  ---------  ---------
Operating income                             7,295      7,379     11,729     12,033      8,643      9,138
                                         ---------  ---------  ---------  ---------  ---------  ---------
Other income:
  Net rentals, service and appliance sales     231        225        531        467      1,012        869
  Other, net                                     8         23        (43)        30       (114)       560
                                         ---------  ---------  ---------  ---------  ---------  ---------
Total other income                             239        248        488        497        898      1,429
                                         ---------  ---------  ---------  ---------  ---------  ---------
Income before interest expense               7,534      7,627     12,217     12,530      9,541     10,567
                                         ---------  ---------  ---------  ---------  ---------  ---------
Interest expense:
  Interest on long-term debt                   726        756      1,457      1,520      2,941      3,084
  Other interest                               243        204        582        592        790      1,211
  Interest charged to construction             (16)        (4)       (21)        (7)       (42)       (28)
                                         ---------  ---------  ---------  ---------  ---------  ---------
      Total interest expense                   953        956      2,018      2,105      3,689      4,267
                                         ---------  ---------  ---------  ---------  ---------  ---------
Net income                                 $ 6,581    $ 6,671    $10,199    $10,425   $  5,852    $ 6,300
                                         =========  =========  =========  =========  =========  =========
Weighted average shares outstanding      3,243,543  3,221,118  3,242,433  3,205,304  3,234,519  3,192,468
                                         =========  =========  =========  =========  =========  =========
Earnings per share                         $  2.03    $  2.07    $  3.15    $  3.25   $   1.81    $  1.97
                                         =========  =========  =========  =========  =========  =========
Dividends declared per share              $   0.305   $  0.29    $  0.61    $  0.58   $   1.22    $  1.14
                                         =========  =========  =========  =========  =========  =========






     See accompanying notes to condensed consolidated financial statements.

                             ENERGYNORTH, INC.
              Condensed Consolidated Statements of Cash Flows
                     For the six months ended March 31
                                (Unaudited)
                          (Thousands of dollars)

                                                            1997           1996
                                                        --------       --------
Cash flows from operating activities:
  Net income                                            $ 10,199       $ 10,425
  Noncash items:
    Depreciation and amortization                          3,490          3,431
    Deferred taxes and investment tax credits, net           257           860

  Changes in:
    Accounts receivable, net                             (14,341)       (11,198)
    Unbilled revenues                                     (1,056)          (904)
    Inventories                                            5,153          6,506
    Prepaid expenses and other                               601            607
    Deferred gas costs                                     2,555         (8,544)
    Accounts payable                                       1,412          3,961
    Accrued liabilities                                     (601)          (416)
    Accrued/prepaid taxes                                  3,563          4,104
  Payments for environmental costs and other                (571)           113
                                                        --------       --------
      Net cash provided by operating activities           10,661          8,945
                                                        --------       --------
Cash flows from investing activities:
  Additions to property                                   (4,824)        (3,268)
  Change in note receivable, net                             (40)             -
                                                        --------       --------
      Net cash used by investing activities               (4,864)        (3,268)
                                                        --------       --------
Cash flows from financing activities:
  Issues of common stock                                      91            407
  Issues of long-term debt                                   460            135
  Change in notes payable to banks                           (35)         1,650
  Increase in inventory purchase obligation                2,604          2,254
  Change in customer deposits and other                     (272)            94
  Cash dividends on common stock                          (1,979)        (1,859)
  Refunding requirements:
    Repayment of long-term debt                             (652)          (633)
    Repayment of capital lease obligations                  (122)          (138)
    Repayment of inventory purchase obligation            (5,541)        (6,780)
                                                        --------       --------
      Net cash used for financing activities              (5,446)        (4,870)
                                                        --------       --------
Net increase in cash and temporary cash investments          351            807
Cash and temporary cash investments, beginning of period     770            575
                                                        --------       --------
Cash and temporary cash investments, end of period      $  1,121       $  1,382
                                                        ========       ========


  See accompanying notes to condensed consolidated financial statements.

                        ENERGYNORTH, INC.
      Notes to Condensed Consolidated Financial Statements
                         March 31, 1997
                           (Unaudited)


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

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the U. S. Securities and Exchange Commission. Certain footnote disclosures and other information, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted from these interim financial statements, pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 1997 and 1996 and the results of operations for the three, six and twelve months then ended and statements of cash flows for the six months ended March 31, 1997 and 1996. All accounting policies and practices have been applied in a manner consistent with prior periods. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended September 30, 1996.

The business of ENGI and ENPI is influenced by seasonal weather conditions. The amount of gas sold and transported for central and space heating purposes and, to a lesser extent, water heating, is directly related to the ambient air temperature. Consequently, more gas is sold and transported during the winter months than is sold and transported during the summer months. Therefore, the results of operations for the interim periods presented are not indicative of the results to be expected for all or any part of the balance of the current fiscal year.

Reclassifications are made periodically to previously issued financial statements to conform to the current year's presentation.

                        ENERGYNORTH, INC.
Notes to Condensed Consolidated Financial Statements (continued)
                         March 31, 1997
                           (Unaudited)


Note 2.  Cash Flows

Supplemental disclosures of cash flow information for the six months ended March 31, are as follows (in thousands):

                                                  1997    1996
                                                ------  ------
Cash paid during the period for:
    Interest (net of amount capitalized)        $2,150  $1,643
    Income taxes                                 2,417     818

In preparing the accompanying condensed consolidated statements of cash flows, all highly liquid investments having maturities of three months or less when acquired were considered to be cash equivalents.


Note 3.  Commitments and Contingencies

For a discussion of commitments and contingencies, please refer to Footnote 9 in the Company's 1996 Annual Report to Shareholders.

                        ENERGYNORTH, INC.
        Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                         March 31, 1997


Results of Operations

Net income was $6,581,000, or $2.03 per share, for the three months ended March 31, 1997, compared to $6,671,000, or $2.07 per share, in 1996. Net income decreased to $10,199,000, or $3.15 per share, for the six months ended March 31, 1997, from $10,425,000, or $3.25 per share, in 1996. For the twelve months ended March 31, 1997, net income was $5,852,000, or $1.81 per share, compared to $6,300,000, or $1.97 per share, in the prior period.

Temperatures for all periods ended March 31, 1997 were significantly warmer than normal and the prior comparable periods. The table below discloses degree day data as recorded at the U.S. weather station in Concord, New Hampshire, comparing actual degree days to the previous period and to normal. Due to the size and topographical variations of the Company's service territory, weather conditions vary. Concord, New Hampshire weather data is considered to be representative of the territory.


                                          Change         Change
           Actual    Actual                 vs.            vs.
          03-31-97  03-31-96  Normal  Previous Period    Normal
          --------  --------  ------  ---------------    ------
3 months    3,440    3,634     3,617      (5.3)%         (4.9)%
6 months    5,993    6,247     6,211      (4.1)%         (3.5)%
12 months   7,228    7,579     7,510      (4.6)%         (3.8)%

Quarterly Comparison

Total operating revenues increased $9.2 million, or 23.3%, for the quarter ended March 31, 1997. Utility gas service revenues were $43.4 million compared to $34.6 million in the prior period, a 25.4% increase. Revenue from firm customers, including transportation customers, increased $11 million as a result of the pass through of higher purchased gas costs through the cost of gas adjustment ("CGA" ). Although changes in CGA rates affect operating revenues, they do not affect total margin because the CGA is a tariff mechanism designed to provide dollar-for-dollar recovery of gas costs. The weather was 5.3% warmer than the same quarter last year and, consequently, firm sendout, including transportation, decreased 2.6%. Growth in the average number of firm customers was nearly 2% and helped diminish the impact of warmer weather on sendout. Margin earned from utility natural gas operations decreased $444,000, or 2.6%.

Although the average number of retail propane customers increased over 8% from the prior period, warmer temperatures resulted in a decrease in the volume of gallons sold of approximately 4%. Despite competitive pressures on price, retail propane operating revenues increased $412,000.

                        ENERGYNORTH, INC.
        Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations (continued)
                         March 31, 1997

Decreases in wages, resulting mostly from a reduction in overtime requirements, and related operating expense reductions were the primary reasons for the net decrease in operations and maintenance expenses for the quarter.

Six-Month Comparison

Total operating revenues increased over $12.7 million, or 19.4%, for the six months ended March 31, 1997. Utility gas service revenues were $68.8 million compared to $57.2 million in the prior period, a 20.3% increase. Higher purchased gas cost of $13.3 million passed through the CGA was the principal reason for the significant increase. The weather was 4.1% warmer than the same six months last year, contributing to a decrease in firm sendout, including firm transportation, of 1.8%. Margin earned from utility natural gas operations decreased $670,000, or 2.3%.

Despite significant customer growth of almost 9%, the warmer weather accounted for a net decrease in propane gallons sold of 4.2%. Retail propane operating revenue increased almost $1.2 million as sales prices rose to meet the increase in the cost of propane from suppliers.

While wage rates have increased, reductions in the work force and overtime requirements were the primary reasons for the decrease in operations and maintenance expenses during the period.

Twelve-Month Comparison

Total operating revenues increased $14.9 million, or 17.2%, for the twelve months ended March 31, 1997. Utility gas service revenues were $89 million compared to $75.9 million in the prior period, a 17.4% increase. Firm sendout was virtually the same as the corresponding prior period as a 2% increase in firm customers offset the impact of weather that was 4.6% warmer than last year. The pass through of $14.2 million in higher gas costs through the CGA was the principal reason for the increase in operating revenues. Margin earned from utility natural gas operations decreased $411,000, or 1%.

The average number of retail propane customers increased over 9% during the twelve month period ended March 31, 1997. The warmer temperatures held propane gallons sold to approximately the same level as the prior period. Operating revenues increased $1.7 million as sales prices increased to offset the rise in the cost of propane sold.

                        ENERGYNORTH, INC.
        Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations (continued)
                         March 31, 1997


Reductions in the work force, other cost saving initiatives and workers' compensation and health insurance refunds were the main reasons for the 1.5% decrease in operations and maintenance expenses for the period. Higher depreciation and amortization charges were a direct result of plant additions and amortization of remediation costs. Federal and state income taxes increased as a result of a favorable resolution of certain tax issues in the prior period.

Total other income decreased as a result of startup losses of $122,000 incurred in two joint venture projects during the twelve month period ended March 31, 1997. In addition, the prior period includes a gain of $350,000 from the sale of railcars formerly used to transport liquid propane.

Total interest expense decreased 13.5% mostly as a result of interest due from customers on the average deferred gas cost undercollected balance during the period.

Capital Resources and Liquidity

Cash flow patterns reflect the seasonality of the Company's business. The greatest demand for cash is in the fall and early winter as construction projects are brought to completion and during the winter as accounts receivable balances grow. The net accounts receivable balance at March 31, 1997 is $16.4 million and includes higher purchased gas costs being passed through the CGA. During the spring and early summer months, a positive cash flow stream is created as accounts receivable balances are collected. At this time, inventories have been utilized and prepaid amounts, mostly insurance, are being amortized. At March 31, 1997, deferred gas cost is in an undercollected position resulting from current winter and prior summer activity. The undercollected amounts will be recovered from firm gas customers during the next winter period through the cost of gas adjustment mechanism.

The Company's major capital requirements result from normal replacements and efforts to improve the efficiency of the existing plant and to serve additional customers. For the six months ended March 31, 1997, capital expenditures totaled approximately $4.8 million.

Capital expenditures, undercollected deferred gas costs and working capital requirements were financed by internally generated funds and supplemented by short-term bank borrowings. At March 31, 1997, the Company had unsecured bank lines of credit of $15.2 million, $9.5 million of which was outstanding.

                        ENERGYNORTH, INC.
        Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations (continued)
                         March 31, 1997

Construction expenditures for fiscal 1997 are expected to total approximately $13.2 million. Included in the 1997 construction expenditures is a major main extension project to serve Milford, New Hampshire. Construction expenditures, payment of dividends, long-term debt repayments, environmental remediation and working capital requirements will continue to be funded through cash generated by operations supplemented by available lines of credit. Additional permanent financing is being considered and will be necessary in 1998.

Future financing requirements are subject to the amount and timing of internally generated funds, rate relief, sales volumes, construction requirements, regulatory actions and market conditions.

FERC Order 636

FERC Order 636 allows interstate pipeline companies to recover transition costs created as they buy out of long-term, fixed-price gas contracts. Since the Company's supplier began direct billing these costs on September 1, 1993 as a component of demand charges, $7.2 million has been billed through March 31, 1997. The Company is recovering transition costs through the cost of gas adjustment. Based on current information, additional transition costs are expected to total approximately $1.3 million and will be billed over a period of approximately 21 months or less.

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

A former manufactured gas facility in Concord, New Hampshire has been investigated and partially remediated. Disposal of the contents of the gasholder situated at this former gas manufacturing facility has been completed. Total remediation costs amounted to approximately $3.5 million and were recorded in deferred charges. Recovery of costs from customers began on July 1, 1995 and will extend over a seven-year period. The unamortized balance of $2.6 million at March 31, 1997 is excluded from rate base.

The Company has begun remedial action for a portion of the Concord site at which wastes were disposed of between the late 1800's and mid-1900's. The estimated cost of the remedial action ranges from $2.1 million to $3.2 million, and the Company has recorded $2.1 million at March 31, 1997 in deferred charges.

                        ENERGYNORTH, INC.
        Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations (continued)
                         March 31, 1997

The Company is pursuing recovery from its insurance carriers as well as from insurance carriers of its predecessors with respect to the Concord site. In addition, the Company is pursuing recovery against an entity that the Company alleges owned or operated the manufactured gas plant during the late 1800's and early 1900's.

The Company and another utility company have conducted an environmental site characterization of a former manufactured gas plant in Laconia, New Hampshire. The Laconia manufactured gas plant operated between approximately 1887 and 1952, and the Company owned and operated the facility for approximately the last seven years of its active life. Without admitting liability, the Company and the other utility have entered into an agreement under which costs of the site characterization are shared. The Company's share of the costs of the site characterization and a report to the New Hampshire Department of Environmental Services ("NHDES"), totaled $216,000 and has been recorded in deferred charges as of March 31, 1997. The Company is currently unable to predict the magnitude of any liability that may be imposed on it for the cost of additional studies or the performance of a remedial action in connection with the Laconia site. The Company is pursuing recovery from its insurance carriers for costs incurred with respect to the Laconia site.

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

                        ENERGYNORTH, INC.
        Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations (continued)
                         March 31, 1997


PART II.  OTHER INFORMATION

Item 1.   Legal Proceeding

The Company commenced proceedings in New Hampshire Superior Court and Federal District Court on February 2, 1997 against eighteen of its present and former insurers seeking recovery of expenses that have been and will be incurred in connection with the investigation and remediation of contamination from a former manufactured gas plant in Laconia, New Hampshire that was owned and operated by the Company for approximately seven of sixty-five years of operation. Costs incurred by the Company as of March 31, 1997 totaled $216,000, and the magnitude of future liability is uncertain.

Items 2, 3 and 5 are not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

The shareholders of the Company elected certain directors and ratified the appointment of auditors at the annual meeting held on February 5, 1997. Numbers of votes for each nominee and for the ratification of auditors are shown in the following table.

                                    Against
                                         or               Broker
                             For   Withheld     Abstain  Nonvotes
Director Nominees
------------------
Roger  C. Avery       2,814,558      23,507          -        -
Robert R. Giordano    2,807,189      30,876          -        -
N. George Mattaini    2,811,461      26,604          -        -
John E. Tulley, II    2,793,451      44,614          -        -

Auditor Ratification  2,802,137       9,624     26,304        -


Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits:


           10  - Directors Incentive Compensation Plan

           27  - Financial Data Schedule
                 (Submitted only in electronic format to the Securities and Exchange Commission)

  (b)  Reports on Form 8-K:

          The Company did not file any reports on Form 8-K during the quarter ended March 31, 1997.

                        ENERGYNORTH, INC.



                            SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         EnergyNorth, Inc.
                                           -----------------
                                            (Registrant)




Date:  April 24, 1997                   /s/  DAVID A. SKRZYSOWSKI
       --------------                 ----------------------------
                               David A. Skrzysowski, duly authorized
                                    Vice President & Controller
                                   (Principal Accounting Officer)