Form 10-Q
period 1997-06-30
ENERGYNORTH INC
filed 1997-07-24
CIK 704503

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


          For the Quarterly Period Ended June 30, 1997


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


EnergyNorth, Inc. had 3,243,543 shares of $1.00 par value common stock outstanding on July 24, 1997, the filing date of this Report.


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                                ENERGYNORTH, INC.
                      Condensed Consolidated Balance Sheets
                                     Assets
                 (Unaudited, except for September 30, 1996 data)
                             (Thousands of dollars)



                                                           June 30,         September 30,
                                                       1997         1996             1996
                                                 ----------     --------      -----------
Property:
    Utility plant, at cost                         $143,743     $133,198         $136,229
    Accumulated depreciation and amortization        47,690       44,137           44,683
                                                 ----------     --------      -----------
        Net utility plant                            96,053       89,061           91,546
    Net nonutility property, at cost                  7,526        7,781            7,748
                                                 ----------     --------      -----------
        Net property                                103,579       96,842           99,294
                                                 ----------     --------      -----------
Current assets:
    Cash and temporary cash investments                 992        1,187              770
    Accounts receivable (net of allowances of
      $1,378, $1,287 and $1,211 respectively)         6,706        4,670            2,068
    Unbilled revenues                                   593          606              582
    Deferred gas costs                                    -        2,112            3,783
    Inventories, at average cost:
      Materials and supplies                          1,657        1,696            1,590
      Supplemental gas supplies                       5,551        4,627            9,039
    Prepaid and deferred taxes                        1,434        1,415            1,603
    Recoverable FERC 636 transition costs             1,514        1,733            1,733
    Prepaid expenses and other                          477          479            1,304
                                                 ----------     --------      -----------
        Total current assets                         18,924       18,525           22,472
                                                  ---------     --------      -----------
Deferred charges:
    Regulatory asset - income taxes                   2,401        2,401            2,401
    Recoverable environmental costs                   6,268        6,500            6,840
    Other deferred charges                              344          334              996
                                                 ----------     --------      -----------
        Total deferred charges                        9,013        9,235           10,237
                                                 ----------     --------      -----------
Total Assets                                       $131,516     $124,602         $132,003
                                                 ==========     ========      ===========

   The accompanying notes are an integral part of these financial statements


                                ENERGYNORTH, INC.
                      Condensed Consolidated Balance Sheets
                      Stockholders' Equity and Liabilities
                 (Unaudited, except for September 30, 1996 data)
                             (Thousands of dollars)

                                                               June 30,       September 30,
                                                           1997         1996           1996
                                                      ---------    ---------  -------------

Capitalization:
    Common stockholders' equity:
       Common stock - par value of $1 per
       share, 10,000,000 shares authorized;
       3,243,543, 3,229,562 and 3,239,148
       shares issued and outstanding, respectively   $   3,244    $   3,230      $   3,239
    Amount in excess of par                             30,428       30,149         30,342
    Retained earnings                                   17,194       15,223         11,586
                                                     ---------    ---------   ------------
Total common stockholders' equity                       50,866       48,602         45,167
    Long-term debt                                      29,168       29,471         29,525
    Capital lease obligations                                -           78             46
                                                     ---------    ---------   ------------
Total capitalization                                    80,034       78,151         74,738
                                                     ---------    ---------   ------------
Current liabilities:
    Notes payable to banks                               5,500        2,000          9,535
    Current portion of long-term debt                    2,145        3,407          2,090
    Current portion of capital lease obligations            98          256            229
    Inventory purchase obligation                        4,101        2,966          7,867
    Accounts payable                                     5,990        5,729          6,189
    Deferred gas costs                                   2,476            -              -
    Accrued interest                                     1,064        1,588            838
    Accrued  and deferred taxes                          2,877        2,645          1,642
    Accrued FERC 636 transition costs                    1,514        1,733          1,733
    Customer deposits, environmental and other           3,148        4,574          5,062
                                                     ---------    ---------   ------------
        Total current liabilities                       28,913       24,898         35,185
                                                     ---------    ---------   ------------
Commitments and contingencies

Deferred credits:
    Deferred income taxes                               17,155       15,955         16,525
    Unamortized investment tax credits                   1,768        1,905          1,870
    Regulatory liability - income taxes                  1,284        1,405          1,374
    Contributions in aid of construction and other       2,362        2,288          2,311
                                                     ---------    ---------   ------------
        Total deferred credits                          22,569       21,553         22,080
                                                     ---------    ---------   ------------
Total Stockholders' Equity and Liabilities            $131,516     $124,602       $132,003
                                                     =========    =========   ============

    The accompanying notes are an integral part of these financial statements

                                ENERGYNORTH, INC.
                   Condensed Consolidated Statements of Income
                          For the periods ended June 30
                                   (Unaudited)
   (Thousands of dollars except for per share amounts and shares outstanding)



                                         Three Months                  Nine Months           Twelve Months
                                          1997        1996           1997        1996         1997       1996
                                     ---------   ---------      ---------   ---------    ---------  ---------
Total operating revenues               $18,085     $14,901        $96,437     $80,538     $104,853    $87,986
                                     ---------   ---------      ---------   ---------    ---------  ---------
Operating expenses:
    Cost of gas sold                    12,118       9,350         56,653      40,524       61,070     44,353
    Operations and maintenance           5,226       5,204         16,258      16,577       21,341     21,824
    Depreciation and amortization        1,542       1,435          4,666       4,466        6,025      5,788
    Taxes other than income taxes          988         999          2,946       3,030        3,862      4,067
    Federal and state income taxes        (936)       (983)         5,038       5,013        3,660      3,206
                                     ---------   ---------      ---------   ---------    ---------  ---------
        Total operating expenses        18,938      16,005         85,561      69,610       95,958     79,238
                                     ---------   ---------      ---------   ---------    ---------  ---------
Operating income (loss)                   (853)     (1,104)        10,876      10,928        8,895      8,748
                                     ---------   ---------      ---------   ---------    ---------  ---------
Other income                               200         216            688         712          883      1,346
                                     ---------   ---------      ---------   ---------    ---------  ---------
Income (loss) before interest expense     (653)       (888)        11,564      11,640        9,778     10,094
                                     ---------   ---------      ---------   ---------    ---------  ---------
Interest expense:
    Interest on long-term debt             725         753          2,182       2,273        2,913      3,042
    Other interest                         198          52            759         638          893        961
                                     ---------   ---------      ---------   ---------    ---------  ---------
        Total interest expense             923         805          2,941       2,911        3,806      4,003
                                     ---------   ---------      ---------   ---------    ---------  ---------
 Net income (loss)                     $(1,576)    $(1,693)       $ 8,623     $ 8,729     $  5,972    $ 6,091
                                     =========   =========      =========   =========    =========  =========
Weighted average shares outstanding  3,243,543   3,221,670      3,242,804   3,210,740    3,239,972  3,204,605
                                     =========   =========      =========   =========    =========  =========
Earnings (loss) per share              $  (.49)    $  (.53)       $  2.66     $  2.72     $   1.84    $  1.90
                                     =========   =========      =========   =========    =========  =========
Dividends declared per share           $   .32     $   .305       $   .93     $   .885    $   1.235   $  1.165
                                     =========   =========      =========  ==========    =========  =========

   The accompanying notes are an integral part of these financial statements

                                ENERGYNORTH, INC.
                 Condensed Consolidated Statements of Cash Flows
                        For the nine months ended June 30
                                   (Unaudited)
                             (Thousands of dollars)

                                                               1997         1996
                                                            -------      -------
Cash flows from operating activities:
    Net income                                              $ 8,623      $ 8,729
    Noncash items:
        Depreciation and amortization                         5,207        5,055
        Deferred taxes and investment tax credits, net          438        1,405

    Changes in:
        Accounts receivable, net                             (4,638)      (2,499)
        Unbilled revenues                                       (11)         (20)
        Inventories                                           3,421        3,375
        Prepaid expenses and other                              827          862
        Deferred gas costs                                    6,258       (7,757)
        Accounts payable                                       (199)         961
        Accrued liabilities                                      64           93
        Accrued/prepaid taxes                                 1,403        1,858
    Payments for environmental costs and other                 (759)         166
                                                            -------      -------
            Net cash provided by operating activities        20,634       12,228
                                                            -------      -------
Cash flows from investing activities:
    Additions to property                                    (8,943)      (4,906)
                                                            -------      -------
Cash flows from financing activities:
    Issues of common stock                                       90          599
    Issues of long-term debt                                    508          335
    Change in notes payable to banks                         (4,035)         250
    Increase in inventory purchase obligation                 4,239        4,328
    Change in customer deposits and other                      (264)          87
    Cash dividends on common stock                           (3,016)      (2,841)
    Refunding requirements:
        Repayment of long-term debt                            (809)        (780)
        Repayment of capital lease obligations                 (177)        (196)
        Repayment of inventory purchase obligation           (8,005)      (8,492)
                                                            -------      -------
            Net cash used for financing activities          (11,469)      (6,710)
                                                            -------      -------
Net increase in cash and temporary cash investments             222          612
Cash and temporary cash investments, beginning of period        770          575
                                                            -------      -------
Cash and temporary cash investments, end of period          $   992      $ 1,187
                                                            =======      =======

   The accompanying notes are an integral part of these financial statements

                        ENERGYNORTH, INC.
      Notes to Condensed Consolidated Financial Statements
                          June 30, 1997
                           (Unaudited)


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

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the U. S. Securities and Exchange Commission. Certain footnote disclosures and other information, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted from these interim financial statements, pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 1997 and 1996 and the results of operations for the three, nine and twelve months then ended and statements of cash flows for the nine months ended June 30, 1997 and 1996. All accounting policies and practices have been applied in a manner consistent with prior periods. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended September 30, 1996.

The business of ENGI and ENPI is influenced by seasonal weather conditions. The amount of gas sold and transported for central and space heating purposes and, to a lesser extent, water heating is directly related to the ambient air temperature.
Consequently, more gas is sold and transported during the winter months than is sold and transported during the summer months. Therefore, the results of operations for the interim periods presented are not indicative of the results to be expected for all or any part of the balance of the current fiscal year.

Reclassifications are made periodically to previously issued financial statements to conform to the current year's presentation.


Note 2.  Cash Flows

Supplemental disclosures of cash flow information for the nine months ended June 30, are as follows (in thousands):

                                                   1997      1996
                                                 ------    ------
Cash paid during the period for:
    Interest (net of amount capitalized)         $2,386    $2,052
    Income taxes                                  2,723       881


In preparing the accompanying condensed consolidated statements of cash flows, all highly liquid investments having maturities of three months or less when acquired were considered to be cash equivalents.


Note 3.  Commitments and Contingencies

For a discussion of commitments and contingencies, please refer to Footnote 9 in the Company's 1996 Annual Report to
Shareholders.



                        ENERGYNORTH, INC.
        Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                          June 30, 1997

Results of Operations

Net loss for the three months ended June 30, 1997 was $(1,576,000), or $(.49) per share, compared to $(1,693,000), or
$(.53) per share, in 1996. Net income decreased to $8,623,000, or $2.66 per share, for the nine months ended June 30, 1997, from $8,729,000, or $2.72 per share, in 1996. For the twelve months ended June 30, 1997, net income was $5,972,000, or $1.84 per share, compared to $6,091,000, or $1.90 per share, in the prior period.

Temperatures for the three months ended June 30, 1997 were significantly colder than normal and colder than the prior comparable period. During the nine and twelve-month periods, temperatures were slightly warmer than normal and warmer than the prior comparable periods. The table below discloses degree day data as recorded at the U.S. weather station in Concord, New Hampshire, comparing actual degree days to the previous period and to normal. Due to the size and topographical variations of the Company's service territory, weather conditions vary. Concord, New Hampshire weather data is considered to be representative of the territory.

           Actual      Actual              Change vs.    Change vs.
           06-30-97   06-30-96  Normal  Previous Period    Normal
          ---------   --------  ------  ---------------   ---------
 3 months   1,166      1,037    1,020       12.4%           14.3%
 9 months   7,159      7,284    7,231       (1.7)%          (1.0)%
12 months   7,434      7,564    7,511       (1.7)%          (1.0)%

Quarterly Comparison

Primarily as a result of weather and higher gas costs, total operating revenues increased $3.2 million, or 21.4%, for the quarter ended
June 30, 1997. Utility gas service revenues were $16 million compared to $13.1 million in the prior period, a 22.1% increase. Included in the increase were higher purchased gas costs of $1.7 million that were passed through the cost of gas adjustment ("CGA") for firm customers. Although changes in the CGA rates affect operating revenues, they do not affect total margin because the CGA is a tariff mechanism designed to provide dollar-for-dollar recovery of gas costs. The weather was 12.4% colder than the same quarter last year and growth in the average number of firm customers was more than 2%. Consequently, firm sendout, including transportation, increased 10.4%. Margin earned from utility natural gas operations during the three month period increased $242,000, or 5.6%.

Colder temperatures and an increase in the average number of retail propane customers of over 8% from the prior period resulted in a 6.3% increase in the volume of gallons sold. Retail propane operating revenues increased $211,000 and gross margin increased 10.5% from the same period last year.

While wage rates have increased, reductions in the work force and overtime requirements were the primary reasons that operations and maintenance expenses remained virtually unchanged from the prior comparable period. Depreciation and amortization expenses increased for the period as a result of capital additions and amortization of environmental remediation costs. Total interest expense increased 14.7% due to higher average outstanding short-term borrowings.

Nine-Month Comparison

Total operating revenue increased $15.9 million, or 19.7%, for the nine months ended June 30, 1997. Utility gas service revenues were $84.8 million compared to $70.3 million in the prior period, a 20.6% increase. Higher purchased gas costs of $15 million passed through the CGA was the primary reason for the significant increase. Despite a 2% increase in the average number of customers, warmer weather resulted in firm sendout, including firm transportation, that was essentially unchanged from the comparable period last year. Margin earned from utility natural gas operations decreased $427,000, or 1.3%.

Retail propane gallons sold decreased 2.4% due to the warmer weather, despite significant customer growth of almost 9%. For the nine month period, retail propane operating revenue increased $1.4 million as sales prices rose to meet the increase in the cost of propane from suppliers.

Decreases in wages and related operating expense reductions were the primary reasons for the net decrease in year-to-date operations and maintenance expense. Continued capital additions to the distribution system and amortization of environmental remediation costs account for the increase in depreciation and amortization expense.

Twelve-Month Comparison

Total operating revenues increased $16.9 million, or 19.2%, for the twelve months ended June 30, 1997. Utility gas service revenues were $92 million compared to $76.8 million in the prior period, a 19.9% increase. Significantly higher revenues were primarily due to $15.1 million of higher gas costs being passed through the CGA. Firm sendout, including firm transportation, increased only slightly as the 1.7% warmer weather offset the 2% growth in the average number of customers. Margin earned from utility natural gas operations was virtually the same as the corresponding prior period.

The average number of retail propane customers increased nearly 9% for the twelve months ended June 30, 1997. Due to warmer weather, however, propane gallons sold decreased 1.1%. As sales prices increased to offset the rise in the cost of propane charged by suppliers, operating revenues increased $1.6 million, or 14.5%.

Reductions in the work force, other cost-saving initiatives and workers' compensation insurance refunds were the main reasons for the 2.2% decrease in operations and maintenance expenses for the period. Higher depreciation and amortization charges were a direct result of plant additions and amortization of environmental remediation costs. Taxes other than income taxes decreased 5% due to property tax abatements and a reduction in the public utility tax assessment. Federal and state income taxes increased as a result of a favorable resolution of certain tax issues in the prior period.

Total other income decreased as a result of startup losses of $135,000 incurred in two joint venture projects during the twelve month period ended June 30, 1997. In addition, the prior period includes a gain of $350,000 from the sale of railcars formerly used to transport liquid propane.

Total interest expense decreased 4.9% during the twelve month period due to a reduction in outstanding long-term debt and an increase in interest to be collected from customers on the average deferred gas cost undercollected balance.

Capital Resources and Liquidity

Cash flow patterns reflect the seasonality of the Company's business. The greatest demand for cash is in the fall and early winter as construction projects are brought to completion and during the winter as accounts receivable balances grow. During the spring and early summer months, a positive cash flow stream is created as accounts receivable balances are collected. At this time, inventories have been utilized and prepaid amounts, mostly insurance, are being amortized. During the summer months, supplemental gas supplies are replenished in preparation for the winter heating season. At June 30, 1997, deferred gas cost was in an overcollected position resulting from prior summer period activity, whereas, the deferred gas cost was in an undercollected position at June 30, 1996. The overcollected amounts will be returned to customers during the current summer period through the cost of gas adjustment mechanism.

The Company's major capital requirements result from normal replacements and efforts to improve the efficiency of the existing plant and to serve additional customers. For the nine months ended June 30, 1997, capital expenditures totaled approximately $8.9 million.

Capital expenditures and working capital requirements were financed by internally generated funds and supplemented by short-term bank borrowings. At June 30, 1997, the Company had unsecured bank lines of credit of $15.2 million, $5.5 million of which was outstanding.

Construction expenditures for fiscal 1997 are expected to total approximately $13.2 million. Included in the 1997 construction expenditures is a major main extension project to serve Milford, New Hampshire. Construction expenditures, payment of dividends, long-term debt repayments, environmental remediation and working capital requirements will continue to be funded through cash generated by operations supplemented by available lines of credit. Additional permanent financing is planned and is likely to be issued in the fall of 1997.

FERC Order 636

FERC Order 636 allows interstate pipeline companies to recover transition costs created as they buy out of long-term fixed-price gas contracts. Since the Company's supplier began direct billing these costs on September 1, 1993 as a component of demand charges, $7.6 million has been billed through June 30, 1997. The Company has recorded additional transition costs of approximately $1.5 million that will be billed over a period of 18 months. The Company is recovering transition costs through the cost of gas adjustment.

Environmental Matters

The Company and certain of its predecessors owned or operated several facilities for the manufacture of gas from coal, a process used through the mid-1900's that produced by-products that may be considered contaminated or hazardous under current law, and some of which may still be present at such facilities. The Company accrues environmental investigation and clean-up costs with respect to former manufacturing sites and other environmental matters when it is probable that a liability exists and the amount or range of amounts is reasonably certain.

One former manufactured gas facility in Concord, New Hampshire has been investigated and partially remediated. Disposal of the contents of the gasholder situated at this former gas manufacturing facility has been completed. Total remediation costs amounted to approximately $3.5 million and were recorded in deferred charges. Recovery of costs from customers began on July 1, 1995 and will extend over a seven-year period. The unamortized balance of $2.5 million at June 30, 1997 is excluded from rate base.

The New Hampshire Department of Environmental Services ("NHDES") has required remedial action for a portion of the Concord site at which wastes were disposed of from approximately 1852 through 1952. The estimated cost of the remedial action ranges from $2.1 million to $3.2 million, and the Company has recorded $2.1 million at June 30, 1997 in deferred charges.
The Company has petitioned the State of New Hampshire Public Utilities Commission for approval of the Company's proposed five-year recovery from ratepayers of carrying costs and $1.9 million of investigation, remediation and recovery effort costs.

The Company is pursuing recovery from its insurance carriers as well as from insurance carriers of its predecessors with respect to the Concord site. In addition, the Company is pursuing recovery against an entity that the Company alleges owned or operated the manufactured gas plant during the late 1800's and early 1900's.

The Company and Public Service Company of New Hampshire ("PSNH") conducted an environmental site characterization of a second former manufactured gas plant in Laconia, New Hampshire. The Laconia manufactured gas plant operated between approximately 1887 and 1952, and the Company owned and operated the facility for approximately the last seven years of its active life. Without admitting liability, the Company and PSNH have entered into an agreement under which costs of the site characterization are shared. The Company's share of the costs of the site characterization and a report to the NHDES, totaled $265,000 and has been recorded in deferred charges as of June 30, 1997. The Company expects to incur further expenses but is currently unable to predict the magnitude of any liability that may be imposed on it for the cost of additional studies or the performance of a remedial action in connection with the Laconia site. The Company is pursuing recovery from its insurance carriers for costs incurred with respect to the Laconia site.

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

Factors that May Affect Future Results

The Private Securities Litigation Reform Act of 1995 encourages the use of cautionary statements accompanying forward-looking statements. The preceding Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements concerning the impact of changes in the cost of gas and of the CGA mechanism on total margin; projected capital expenditures and sources of cash to fund expenditures; estimated costs of environmental remediation and anticipated regulatory approval of recovery mechanisms. The Company's future results, generally and with respect to such forward-looking statements, may be affected by many factors, among which are, but not limited to, uncertainty as to the regulatory allowance of recovery of changes in the cost of gas; uncertain demands for capital expenditures and the availability of cash from various sources; uncertainty as to regulatory approval of the full recovery of environmental costs, transition costs and other regulatory assets.

New Accounting Standards and Pronouncements

The Financial Accounting Standards Board has issued new accounting standards that the Company will adopt in future periods. Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," establishes standards for computing and presenting earnings per share. SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and the disclosure of comprehensive income and its components. It is not expected that the adoption of SFAS Nos. 128 and 130 will have a material impact on the Company's financial reporting.

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," establishes standards for the way public business enterprises report information about operating segments, including disclosures about products and services, geographic areas and major customers. The
Company is currently evaluating the impact of SFAS No. 131.

The American Institute of Certified Public Accountants issued a Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities." The
SOP's objective is to make the timing of the recognition of environmental obligations more uniform by discussing the estimation process and providing benchmarks to aid in determining when to recognize environmental liabilities. The Company is currently evaluating the impact of SOP 96-1.

The "Year 2000" Issue

Many computer systems are currently based on storing two digits to identify the year of a transaction (for example, "97" for 1997), rather than a full four digits, and are not programmed to consider the start of a new century. Significant processing inaccuracies and inoperability could result in the year 2000 and thereafter. The Company's principal computer systems are currently in compliance with the "Year 2000," or are in the process of being upgraded or replaced by systems that are. The Company is not incurring significant cost to address the "Year 2000" issue.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

  In 1995, the Company filed suit against ten (10) insurers of the Company and its predecessors in actions captioned EnergyNorth Natural
  Gas, Inc. v. Aegis, et al, United States District Court for the District of New Hampshire, Civil No. C-95-591-B, and EnergyNorth Natural Gas, Inc.
  v. The Continental Insurance Company, et al, New Hampshire Superior
  Court, Hillsborough County, Case No. 95-E-360. In March and June, 1997 the Company reached settlements with two defendants in those actions in an aggregate amount of $137,500. The settlement is a recovery of costs and had no impact on earnings.

Items 2-5 are not applicable.


Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits:

           27  - Financial Data Schedule
                 (Submitted only in electronic format to the Securities and Exchange Commission)

  (b)  Reports on Form 8-K:

          The Company did not file any reports on Form 8-K during the quarter ended June 30, 1997.



                        ENERGYNORTH, INC.



                            SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         EnergyNorth, Inc.
                                            (Registrant)



Date:  July 24, 1997                /s/  DAVID A. SKRZYSOWSKI
                               David A. Skrzysowski, duly authorized
                                    Vice President & Controller
                                   (Principal Accounting Officer)