Form 10-K
period 1997-09-30
ENERGYNORTH INC
filed 1997-12-22
CIK 704503

FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

          For the Fiscal Year Ended September 30, 1997
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At October 21, 1997, nonaffiliates held 3,141,157 shares of the registrant's $1.00 par value common stock. On December 2, 1997, the aggregate market value of those shares was $73,424,545.

At the close of business on December 22, 1997, the registrant had 3,246,258 outstanding shares of its $1.00 par value common stock.

               DOCUMENTS INCORPORATED BY REFERENCE

Incorporated Document                          Location in Form 10-K

Portions of the Proxy Statement furnished      Part III
to Shareholders in connection with Annual
Meeting to be held February 4, 1998.

                         Page 1 of 49 pages.
          Exhibit Index appears on Pages 45 through 48.

                        TABLE OF CONTENTS

Part I                                                                    Page No(s).
                                                                          -----------
Item 1.  Business
            General                                                           4-5
            The Utility Gas Distribution Business                             5-6
            The Retail Propane Business                                         6
            Summary of Revenues                                                 6
            Deregulation                                                      6-7
            Competition                                                         7
            Gas Supply
               General                                                          7
               Supply Contracts and Storage                                     8
               Cost of Purchased and Produced Gas                             8-9
            Supervision and Regulation                                          9
            Employees                                                           9
            Executive Officers of the Registrant                               10
Item 2.  Properties                                                            11
Item 3.  Legal Proceedings                                                   11-13
Item 4.  Submission of Matters to a Vote of Security Holders                   13

Part II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters                                                   13
Item 6.  Selected Financial Data                                               14
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           14-21
Item 8.  Financial Statements and Supplementary Data                         22-40
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                              40

Part III

Item 10. Directors and Executive Officers of the Registrant                    40
Item 11. Executive Compensation                                                40
Item 12. Security Ownership of Certain Beneficial Owners and Management        41
Item 13. Certain Relationships and Related Transactions                        41

                  TABLE OF CONTENTS (continued)
Part IV                                                                   Page No(s).
                                                                          -----------
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K    41-43
Signatures                                                                     44
Exhibit Index                                                                45-48
Exhibit 23 - Consent of Independent Public Accountants                         49

                        ENERGYNORTH, INC.
                            FORM 10-K

                             PART I

ITEM 1.  BUSINESS

General

The business of EnergyNorth, Inc., incorporated in the state of New Hampshire in 1982, is the ownership of 100% of the outstanding common stock of EnergyNorth Natural Gas, Inc. ("ENGI"), EnergyNorth Propane, Inc. ("ENPI"), and EnergyNorth Realty, Inc. EnergyNorth, Inc. ("ENI" or the "Registrant") and its subsidiaries, collectively referred to as the "Company," are headquartered at 1260 Elm Street, Manchester, New Hampshire, except for ENPI, which is headquartered at 75 Regional Drive, Concord, New Hampshire. All subsidiaries are incorporated in the state of New Hampshire.

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

In general, the senior management of ENI serves as the senior management of all subsidiaries. ENI provides for the subsidiaries' administrative support and services and establishes policies, plans and goals.

The service territory of ENGI has a population of approximately 470,000 in 27 communities situated in southern and central New Hampshire, which includes the communities of Nashua, Manchester, Concord and Laconia. The service area encompasses approximately
922 square miles.  Located within 30 to 85 miles of Greater
Boston, ENGI's service territory offers a favorable business climate with no general sales or personal income taxes, a productive labor force and a comfortable, safe and clean environment for residents and tourists.

The state of New Hampshire's nonfarm job growth continues to be significantly above average, ranking first among New England states with a 2.4% growth rate in 1997. This compares to a 2.1% average growth rate nationally and a 2% average rate for New England for the same period. New housing permits are expected to increase 8.7% in 1998 over 1997. While the New Hampshire unemployment rate for 1998 is forecasted at 2.3% compared to 2.6% in 1997, the labor force is forecasted to increase by 2% in 1998. Job growth and low unemployment in the Company's service area tend to result in an increase in volumes transported and sold and numbers of customers. (All employment and housing statistics are taken from The New England
Economic Project's October 1997 Economic Outlook for New Hampshire.)
In fiscal 1997, the Company experienced net growth of over

2.9% in natural gas and transportation customers and approximately 8% in propane customers over 1996.

ENGI's marketing focus continues to stress low cost growth by concentrating on adding new customers along the Company's more than 1,000 miles of gas mains and adding load from the existing customer base, while also expanding its system of mains into areas in which there is a significant demand for natural gas service. ENGI has an approximate 28% share of the home heating market (based on households) within its service territory, creating a potential for increased sales where the natural gas pipeline is located and alternative fuels are used. In New Hampshire, fuel oil has a penetration of over 57% of the home heating market. Currently, the price of natural gas for heating is comparable to the full-service price of fuel oil. From a total energy perspective, natural gas is a stronger competitor with a complete line of gas appliances and uses, including ranges, water heaters, clothes dryers, fireplaces and gas logs, outdoor lights and natural gas heat pumps for heating and cooling. While these multiple uses provide opportunities to be the total energy provider to new customers, they also provide opportunities for expansion within the existing customer base. Due to continued customer conversions from other energy sources and expansion of its service territory, ENGI has an opportunity for growth in the retail sales market. During the past five years, ENGI has experienced an annual average customer growth rate of about 2%. This compares to an approximate 1.6% national average for local distribution companies, according to the American Gas
Association. Additional growth in distribution operations may also occur as industrial and commercial customers turn to natural gas for electric generation because of a price advantage and as a means to ensure compliance with the provisions of the Clean Air Act. As the electric industry continues to move toward deregulation, this option may become more attractive. The development of new gas-burning technologies for industry has provided opportunities for increased gas usage in market sectors that are not sensitive to the weather.

The Utility Gas Distribution Business

ENGI distributes natural gas as a regulated utility pursuant to franchise authority granted by the State of New Hampshire Public Utilities Commission (the "Commission"). No operations are outside New Hampshire. While the franchise area of ENGI is primarily residential in character, 58% of sales volumes are commercial and industrial. As of September 30, 1997, the Company's utility business served nearly 68,000 customers, of which approximately 88% were residential and 12% were commercial and industrial. During fiscal 1997, no ENGI customer purchased more than 4% of the total ENGI annual sales and transportation volume.

ENGI offers firm and interruptible transportation service to its commercial and industrial customers. Transportation service allows a customer to purchase a natural gas supply directly from a third-party marketer. The marketer delivers the gas supply to one of ENGI's interstate pipeline take stations. The customer contracts with ENGI to transport the gas from the take station to its facility. To ensure a continual, uninterrupted supply, ENGI also provides an optional, separate standby service as a backup to the gas supplies of transportation customers.
As of September 30, 1997, ENGI had 45 firm transportation customers.

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

The Retail Propane Business

ENPI sells propane to more than 13,000 customers, of which approximately 91% are residential and 9% are commercial and industrial. ENPI's service territory includes more than 100 communities primarily located within a 50-mile radius of Concord. Propane distribution does not require a regulatory franchise. Propane is delivered to customers by trucks from ENPI's liquid propane storage facilities located in communities within ENPI's service territory. ENPI purchases the majority of its liquid propane requirements on a firm contractual basis. The remaining liquid propane requirement is purchased in the spot market. During 1996, ENPI entered into a joint venture with Northern New England Gas Corporation to provide LP gas sales and service in Vermont. ENPI holds a 49% interest and will provide planning and management expertise to the joint venture.

Summary of Revenues

Revenues, in thousands of dollars, attributable to various categories of gas distribution and related operations (unaudited) during the last three fiscal years are as follows:

                                                   September 30,
                                          ------------------------------
                                              1997       1996       1995
                                          ------------------------------
Utility (natural gas) sales service       $ 91,670    $76,007    $69,067
Utility transportation service               1,308      1,503        749
Propane gas sales                           12,893     11,444      8,990
Service and appliance sales                  2,185      1,917      1,794
Rentals                                        937        987        964
                                          ------------------------------
                                          $108,993    $91,858    $81,564
                                          ==============================

During the winter period, November 1 through March 31, the Company's natural gas and propane revenues are substantially higher than during the summer months. The increase in natural gas and propane revenues during the winter, and the concomitant increase in gas supply requirements, occurs because approximately 90% of ENGI's and ENPI's customers use natural gas and propane for heating.

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

Gas transportation services have allowed customers to utilize
ENGI's distribution system for the transportation of gas purchased from third-party gas marketers, creating competition from gas marketers for the sale of gas to end users. At September 30, 1997, ENGI had 45 firm transportation customers. These customers are, for the most part, large commercial and industrial customers.
The volume transported for transportation customers in fiscal 1997 was 673,000 Mcf, approximately 5% of ENGI's total gas delivered. ENGI expects the number of transportation customers and the volume of gas transported to increase.

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

Under current market conditions, natural gas has a significant price advantage over electricity in New Hampshire. Natural gas heating costs are currently less than one-third of electric heating costs. At the present time, the price of natural gas for heating is comparable to the full-service price of fuel oil. ENGI continues to add customers who might otherwise elect to use oil, because energy decisions are also based on factors other than cost, such as service, cleanliness and environmental impact. Demand for natural gas is expected to continue to increase as national attention remains focused on its environmental advantages, efficiency and security of supply. Commercial and industrial customers continue to find gas technologies and equipment attractive as they deal with the requirements of the Clean Air Act Amendments of 1990 and other federal environmental legislation.

The retail propane market is very competitive, and numerous other retail propane operations exist within the communities served by ENPI. The principal competitive factors in the industry are price, dependability of delivery and service.

Gas Supply

General. The Company's gas supply goal is to maintain a balanced portfolio of supply that will continue to minimize the overall cost of gas while providing the necessary security to meet demand requirements.

Supply Contracts and Storage. ENGI's gas supply is principally natural gas transported by the interstate pipeline system. ENGI has contracted with Tennessee to deliver 56,833 Dekatherms ("Dths," a unit of heating value equivalent to one million British Thermal Units) per day on a firm transportation basis and up to 8,000 Dths per day on an interruptible basis. Natural gas supplies are purchased both on a long-term contract and short-term spot market basis. During fiscal 1997, ENGI purchased approximately 3% of its annual natural gas requirements in the spot market. ENGI's long-term contracts, under which it has firm supply for approximately 40,529 Dths per day, have remaining terms of two to nine years.

In fiscal 1997, approximately 61% of the gas delivered by ENGI came from domestic pipeline sources, 20% from Canadian pipeline supplies and approximately 12.5% from supplemental pipeline supplies. LP and liquefied natural gas ("LNG") purchases from both domestic and foreign sources made up approximately 1% of the gas delivered by ENGI. Supplemental supplies of gas are produced from plants owned and operated by ENGI. Third-party marketer supply to end users on ENGI's system accounted for 5.5%.

All pipeline volumes are transported by Tennessee under FERC tariffed rate schedules. The supply from Canada is transported to Tennessee's system using the TransCanada and the Iroquois Gas transmission systems.

In addition to long-term supply sources, ENGI stores gas during the summer months under long-term contracts with the owners of storage facilities located in Pennsylvania and New York. Gas from these storage facilities, up to 24,304 Dths per day on a firm basis, is delivered to ENGI during the winter months through the Tennessee system. ENGI owns other on-site storage facilities capable of holding 115,660 Dths of LP and 13,057 Dths of LNG.

ENGI has contracted for 552,000 Dths of supplemental gas vapor, 75,000 Dths of LNG and an additional 1 million gallons of LP for the winter of 1997 - 1998.

The Company expects to be able to secure the gas supply required to meet existing customer and forecasted new customer demands through long-term commitments and purchases in the spot market.

Cost of Purchased and Produced Gas. The average unit cost of gas purchased and produced during the twelve months ended September 30, 1997 was approximately $4.28 per Mcf compared to $3.96 per Mcf for the same period last year. The 1997 average unit cost reflects the higher cost of gas supply in the marketplace. The cost of gas adjustment ("CGA") clause authorized by the Commission permits recovery by ENGI from its customers (or requires refunds to its customers) of gas costs (including pipeline, LP, LNG and storage) that are higher (or lower) than the cost of gas included in base rates. The CGA is determined twice annually, for summer and winter periods.

ENGI instituted a Natural Gas Price Risk Management Program, effective September 3, 1997. The program is designed to protect customers from sharp increases in the commodity cost of gas.
Under the program, ENGI has purchased call options for the 1997 - 1998 winter period. The options provide the right, but not the obligation, to purchase gas at a predetermined price by a certain date. All program costs and benefits will be passed on to customers through the CGA.

Margins earned on interruptible, 280-day sales and capacity release are passed on to firm customers through the CGA. In addition, costs associated with a fuel inventory trust, including administration fees and carrying costs, are recovered through the CGA.

ENGI is subject to payment of transition costs associated with FERC Order 636 restructuring. Tennessee began billing these costs late in fiscal 1993. ENGI has incurred $7.9 million in transition costs through September 30, 1997 and is recovering these costs through the CGA. As of September 30, 1997, ENGI has recorded additional transition costs of approximately $1.3 million that will be billed over a period of 15 months.
Meanwhile, ENGI's customers are benefiting from the restructuring, realizing long-term savings in gas costs.

Supervision and Regulation

ENI is generally exempt from regulation under the Public Utility
Holding Company Act of 1935, because its utility operations are predominantly intrastate in character.

ENGI is subject to regulation by the Commission, which has authority over accounting, rates and charges, the issuance of securities and certain operating matters. Changes in utility rates and charges cannot be made without a 30-day notice to the Commission, which has the power to suspend, investigate and change any proposed increase in rates and charges.

The natural gas and propane distribution businesses of ENGI and ENPI are subject to extensive safety regulations and reporting requirements promulgated by the United States Department of Transportation, but are not otherwise subject to direct regulation by federal agencies except as to environmental matters. These subsidiaries are also subject to zoning and other regulations by local authorities. Their capital expenditures, earnings and operations have not been materially affected by environmental and local regulation.

Employees

At September 30, 1997, the Company had 252 full-time employees, of whom 137 were represented by four contracts with Local 12012 of the United Steelworkers of America. The contracts expire in 2001 and 2002.

Executive Officers of the Registrant

The executive officers of the Registrant are listed below, together with age at December 22, 1997, position and other information as to each. The term of office of each executive officer terminates when his or her successor has been duly elected and qualified.


                                      Served as      Principal Occupations and Employment
Name and Position                      Officer        During Last Five Years Other Than
with the Registrant              Age    Since                with the Registrant
---------------------------------------------------------------------------------------------

Robert R. Giordano               59     1982      President and Chief Executive Officer of
  President and Chief                             ENGI; Chairman and Chief Executive Officer
  Executive Officer                               of ENPI.

Michelle L. Chicoine             41     1990      Senior Vice President (since 1997), Treasurer
  Senior Vice President,                          and Chief Financial Officer (since 1996), formerly
  Treasurer and                                   (1993-1997) Vice President of ENGI.
  Chief Financial Officer

Frank L. Childs                  53     1995      Senior Vice President (since 1997), formerly
  Senior Vice President                           (1995-1997) Vice President of ENGI; formerly
                                                  (1992-1994) Executive Vice President and
                                                  Chief Administrative Officer of UNITIL
                                                  Corporation, a registered public utility holding
                                                  company; formerly (until 1994) President and
                                                  (until 1992) Chief Operating Officer of Fitchburg
                                                  Gas and Electric Light Company, a public utility.

Albert J. Hanlon  (1)            56     1988      Senior Vice President of ENGI.
  Senior Vice President

Richard P. Demers                61     1988      President of ENPI and Vice President
  Vice President                                  of ENGI.

David A. Skrzysowski             51     1983      Vice President and Controller of ENGI.

Stephen W. Smith                 50     1997      Vice President of ENGI (since 1997);
   Vice President                                 formerly (1993-1996) Director of Human
                                                  Resources of Hampshire Chemical Corporation;
                                                  formerly (until 1993) Manager of Human
                                                  Resources of W.R. Grace & Co. - Conn.

__________________
(1)  Mr. Hanlon has announced his intention to retire on December 31, 1997.

ITEM 2.  PROPERTIES

The Company's utility gas distribution facilities constitute the majority of its physical assets. As of September 30, 1997, ENGI had approximately 1,050 miles of mains and 660 miles of service connections. The utility's mains and service connections are adequate to meet service requirements and are maintained through a regular program of inspection and repair. Offices and operations centers located in Nashua, Manchester, Concord and Tilton are adequate for the needs of the Company and are regularly maintained and in good condition. Substantially all of the Company's properties are fully utilized.

Substantially all of the Company's utility properties are subject to the liens of the indentures securing the ENGI First Mortgage Bonds. In some cases, motor vehicles and nonutility assets are subject to purchase money security interests held by banks. The Manchester office building and substantially all of ENPI's assets are subject to first mortgages. The Company also has long-term leases for computer equipment.

ITEM 3.  LEGAL PROCEEDINGS

The Company is a party in several proceedings of the sort that arise in the ordinary course of its business. Such actions, for the most part, are covered by insurance and, to the extent that they are not fully covered, the damages sought are not material in amount. The Company is a party to various routine Commission proceedings relating to operations, none of which is expected to have a material impact on the Company's earnings or assets.

The Company and certain of its predecessors owned or operated several facilities for the manufacture of gas from coal, a process used through the mid-1900s that produced by-products that may be considered contaminated or hazardous under current law, and some of which may still be present at such facilities. The Company accrues environmental investigation and clean-up costs with respect to former manufacturing sites and other environmental matters when it is probable that a liability exists and the amount or range of amounts can be reasonably estimated.

In 1995, the Company completed the disposal of the contents of the gasholder situated on a former gas manufacturing site in Concord, New Hampshire. Total remediation costs amounted to approximately $3.5 million and were recorded in deferred charges. Recovery of these costs from customers began on July 1, 1995 and extends over a seven-year period. The unamortized balance of $2.4 million at September 30, 1997 is excluded from rate base. The Company may not earn a return or charge rates to customers based on amounts not included in rate base.

The New Hampshire Department of Environmental Services ("NHDES") has required remedial action for a portion of the Concord site at which wastes were disposed from approximately 1852 through 1952. The estimated cost of this remedial action ranges from $1.5 million to $2.6 million, and the Company has recorded $1.5 million at September 30, 1997 in deferred charges. The Company has petitioned the Commission for approval of the Company's proposed five-year recovery from ratepayers of $1.9 million of investigation, remediation and recovery effort costs plus carrying costs.

The Company has instituted several lawsuits to recover the costs of investigation and remediation of the Concord site. On September 12, 1995, the Company filed a complaint in the United States District Court for the District of New Hampshire against UGI Utilities, Inc., as the successor to United Gas Improvement Company. The Company seeks contribution for expenses incurred at the Concord site based upon the operation of the manufactured gas plant by the United Gas Improvement Company during a period of time the manufactured gas plant was in operation. On December 8, 1995, the Company filed suit in the United States District Court for the District of New Hampshire against Associated Electric and Gas Insurance Services, Ltd., American Home Assurance Company, CIGNA Specialty Insurance Company, International Insurance Company, Lloyd's, Underwriters at London, Lexington Insurance Company and National Union Fire Insurance Company, later adding Columbia Casualty Company as a defendant, seeking declaratory judgment that they owe the Company a defense and/or indemnification for environmental claims associated with the Concord facility. The Company filed suit in the New Hampshire (Hillsborough County) Superior Court on December 8, 1995 against the Continental Insurance Company and Netherlands Insurance Company seeking a declaratory judgment that they owe the Company a defense and/or indemnification for environmental claims associated with the Concord facility. Through November 1997, the Company reached settlements with certain of the defendants in those suits in an aggregate amount of $1.6 million and further payment to the Company of a portion of future Concord site remediation costs. The Company expects that such settlement amounts will reduce the amount that it will be permitted by the Commission to recover from its ratepayers.

The Company and Public Service Company of New Hampshire ("PSNH"), an electric utility company, conducted an environmental site characterization of a former manufactured gas plant in Laconia, New Hampshire. The Laconia manufactured gas plant operated between approximately 1887 and 1952, and the Company owned and operated the facility for approximately the last seven years of its active life. Without admitting liability, the Company and PSNH have entered into an agreement under which the costs of the site characterization are shared. The Company's share of the costs of the site characterization and a report to the NHDES totaled $276,000 and has been recorded in deferred charges as of September 30, 1997. The report describes conditions at the site, including the presence of by-products of the manufactured gas process in site soils, groundwater and sediments in an adjacent water body. Based upon its review of the report, the NHDES has directed PSNH and the Company to prepare and submit a remedial action plan. The Company expects to incur further costs but is currently unable to predict the magnitude of any liability that may be imposed on it for the cost of additional studies or the performance of a remedial action in connection with the Laconia site. The Company commenced proceedings in New Hampshire Superior Court and Federal District Court on February 2, 1997 against eighteen of its present and former insurers seeking recovery of expenses that have been and will be incurred in connection with the investigation and remediation of contamination from the Laconia plant. Through November 1997, the Company reached a settlement with a defendant in that suit in the amount of $100,000.

The Company is pursuing and intends to pursue recovery from insurance carriers and claims against any other responsible parties seeking to ensure that they contribute appropriately to reimburse the Company for any costs incurred with respect to environmental matters. The Company intends to seek and expects to receive approval of rate recovery methods with respect to environmental matters after it has determined the extent of contamination, received recommendations with regard to remediation and commenced remediation efforts.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders in the fourth quarter of fiscal 1997.

                            PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Outstanding shares of the Company's common stock are listed and traded on the New York Stock Exchange with the symbol "EI." High and low sales prices during 1997 and 1996 were as follows:

                                  Fiscal 1997                Fiscal 1996
                          High            Low       High             Low
------------------------------------------------------------------------
First Quarter          $22 1/8        $19        $18 3/8         $16 5/8
Second Quarter          22 1/4         20 3/4     20              17
Third Quarter           22 5/8         21 1/4     19 7/8          18 1/4
Fourth Quarter          23 1/4         22         19 3/4          18 1/8


As of December 2, 1997, there were approximately 2,100 holders of record of common stock.

Quarterly cash dividends paid were as follows:
                                         Fiscal 1997    Fiscal 1996
-------------------------------------------------------------------
First Quarter                                  $.305           $.29
Second Quarter                                  .305            .29
Third Quarter                                   .32             .305
Fourth Quarter                                  .32             .305

ITEM 6.  SELECTED FINANCIAL DATA

(In thousands, except per share amounts)

                                                           1997       1996       1995       1994       1993*
                                                       ----------------------------------------------------
Total operating revenues                               $105,871   $ 88,954   $ 78,806   $ 97,050   $ 86,197

Net income                                                6,518      6,078      4,104      5,422      5,368

Earnings per share                                         2.01       1.89       1.30       1.74       1.74

Cash dividends per share                                   1.25       1.19       1.12       1.08       1.06

Total assets                                            138,527    132,003    121,337    121,019    113,569

Capitalization:
  Common stockholders' equity                            47,722     45,167     42,114     40,778     38,054
  Long-term debt (including capital lease obligations)   45,242     29,571     30,103     33,501     35,588
                                                       ----------------------------------------------------
    Total capitalization                               $ 92,964   $ 74,738   $ 72,217   $ 74,279   $ 73,642
                                                       ====================================================
Short-term debt (including current portion of
long-term debt)                                        $  1,078   $ 11,854   $  5,501   $  2,308   $  4,998
_______________
Reclassifications are made periodically to previously issued financial data to conform to the current presentation.

* Results include a credit to earnings for previously disallowed gas costs, net of tax, of $959.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Earnings and Dividends

Earnings per share for 1997 were $2.01 on net income of $6.6 million, which represents a 6.3% increase from the $1.89 per share earned in 1996. Return on average common equity for 1997 was 14% compared to 13.9% in 1996. The 1997 increase in earnings was primarily due to successful efforts to contain operating costs. In addition, the Company earned $649,000, after taxes, as a result of a favorable net property tax settlement. Partially offsetting this increase was the impact on operations of the significantly warmer weather during the 1996 - 1997 heating season. While the weather was 1.5% warmer than the prior year, it was 7.3% warmer during the November - March period.

The Company's Board of Directors increased the quarterly dividend 5% during the fiscal year. The current quarterly dividend of 32 cents per share is equal to an annual dividend of $1.28 per share. Cash dividends paid to common shareholders in 1997 were more than $4 million, representing a payout ratio of 62% of 1997 earnings.

Utility Sales and Revenues

The Company's rates charged to customers are regulated by the Commission. The Commission is required by New Hampshire law to allow the Company to charge rates that are just and reasonable, such that the Company is compensated for the cost of providing service and allowed a reasonable rate of return on its investment. The Company regularly assesses whether it is earning a reasonable return and files for rate increases when it determines that it is not being permitted to earn a reasonable return.

The Company generates revenues primarily through the sale and transportation of natural gas. The Company's gas sales are divided into two categories: firm, whereby the Company must supply gas to customers on demand; and interruptible, whereby the Company may, generally during cooler months, discontinue service to high-volume commercial and industrial customers. Sales of gas to interruptible customers do not materially affect the Company's operating income because all margin on such sales is returned to the Company's firm customers.

The Company's tariff includes CGA rates that provide for increases and decreases in the rates charged for gas to reflect estimated changes in the cost of gas. Although changes in CGA rates affect revenues, they do not affect total margin because the CGA is a tariff mechanism designed to provide dollar-for-dollar recovery of gas costs. Amounts recovered through CGA rates are reconciled semiannually against actual costs, and future CGA rates are adjusted accordingly.

The Company's sales are responsive to colder weather because the majority of its firm customers use natural gas for space heating purposes. The Company measures weather through the use of degree days. A degree day is calculated by subtracting the average temperature for the day from 65 degrees Fahrenheit. The "normal" number of degree days during any period is calculated based upon a rolling approximate 30-year average number of degree days during such period. The table below discloses degree day data as recorded at the U.S. weather station in Concord, New Hampshire, comparing actual degree days to the previous period and to normal. Because of the size and topographical variations of the Company's service territory, weather conditions within such territory often vary. The Company considers Concord, New Hampshire weather data to be representative of weather conditions within its service territory.

                                               Degree days
                                       ----------------------------
                                                   Prior              Change vs.   Change vs.
                                       Actual      period    Normal  prior period    normal
                                       ------------------------------------------------------
Fiscal year ended September 30, 1997    7,373      7,482     7,506       (1.5)%      (1.8)%
Fiscal year ended September 30, 1996    7,482      6,834     7,549        9.5%        (.9)%
Fiscal year ended September 30, 1995    6,834      7,877     7,525      (13.2)%      (9.2)%

Utility gas service operating revenues were $93 million in 1997, compared to $77.5 million in 1996. The increase resulted primarily from increased CGA rates to cover gas costs deferred in the prior year and increases in the cost of gas. In addition, the growth in the average number of customers in 1997 was approximately 2.2%. The volume of firm gas sendout was slightly less than 1996. The weather in 1997 was 1.5% warmer than in 1996, although the November - March winter heating season was 7.3% warmer. Revenues from gas transported for customers under firm transportation service rates increased more than 21% to $1.2 million, due to a more than 37% increase in volumes transported. This increase included a shift of 132,000 Mcf from firm commercial and industrial sales customers, representing a decrease of $591,000 in operating revenue attributable to the commodity cost of gas.

Shifts between transportation and sales gas will cause variations in natural gas revenues since the transportation rate does not include the commodity cost of gas, which is billed directly to the customer by its marketer. Prior to August 1, 1997, the Company's rate structure provided approximately the same margin for sales service and transportation service. Effective August
1, 1997, transportation rates were reduced by approximately 2.4%.
The Company cannot predict the impact, if any, that the results of this reduction in transportation rates will have on customers' decisions to switch to transportation service or the resulting impact decisions to switch would have on operating income. The Company will seek an adjustment in overall rates, if it determines that reductions in transportation rates and increases in the number of transportation customers impair its ability to earn its allowed return. At September 30, 1997, the Company had 45 firm transportation customers compared to 27 customers the previous year.

Utility Cost of Gas Sold

The cost of gas sold was $54.6 million in 1997 and $39.1 million in 1996. The increase was primarily due to higher prices from suppliers ($4 million) and timing differences related to the recovery of gas costs through the CGA ($11.5 million). The average unit cost of gas sold in 1997 was $4.28 per Mcf compared to $3.96 per Mcf in 1996. Increases or decreases in purchased gas costs from suppliers have no significant impact on margin, as they are passed on to customers through the CGA.

Retail Propane Operations

Retail propane operations contributed $465,000 to net earnings of the Company, a decrease of $181,000 compared to 1996. Included in the 1997 results is the after-tax loss of more than $75,000 from the first year of operation of the Company's propane joint venture in Vermont. While 1997 operating revenues increased $1.4 million to $12.9 million, gross margin increased only slightly as the unit cost of gas increased more than 25%. The warmer weather, especially during the November - March winter period, offset substantial customer growth of more than 8% and resulted in a decrease in propane gallons sold of approximately 1.4%. Operations and maintenance expense increased more than 8% as a result of increases in labor, transportation and other delivery-related expenses necessary to support an expanding customer base.

Operating Expenses

Operations and maintenance expense was about the same as the prior year. Reductions in the work force, other cost saving initiatives and workers' compensation insurance refunds helped offset the increases from liability insurance, uncollectible accounts and other administrative expenses.

Depreciation and amortization expense increased from $5.8 million to almost $6.2 million in 1997, consistent with the Company's continued investment in the expansion and upgrading of its distribution system and facilities and amortization of environmental remediation costs. Net additions to property, plant and equipment were $13.3 million and $8.8 million in 1997 and 1996, respectively.

Taxes other than income taxes decreased $1.1 million to $2.9 million, primarily due to a favorable property tax settlement, net of adjustments, of more than $1 million, which offset property tax rate increases and additions to taxable property.

Capital Resources and Liquidity

Because of the seasonal nature of the Company's operations, a substantial portion of cash receipts is generated during the November - March heating season, which results in the highest cash inflow during late winter and early spring. However, cash requirements for capital expenditures, dividends, long-term debt retirement and working capital do not track this pattern of cash receipts. The greatest demand for cash is in the fall and early winter to support the completion of the annual construction program and to fund gas inventories and other working capital requirements.

Cash provided by operations and financing activities was sufficient to fund investing activities in 1997. Borrowings against lines of credit during 1997 ranged from zero to a high of $14.7 million. The Company issued $22 million in First Mortgage Bonds in September 1997. The proceeds were used to retire all existing First Mortgage Bonds designated as 8.67% Series A General and Refunding Mortgage Bonds Due 2002 and to repay borrowings against lines of credit. At September 30, 1997, deferred gas cost was in an overcollected position resulting from winter and summer period activity. The overcollected amounts will be returned to customers during the next corresponding periods through the CGA mechanism. The Company's major uses of cash were capital expenditures of $13.3 million, environmental remediation of $1.6 million and retirement of $8.3 million of long-term debt. The cost to issue First Mortgage Bonds was recorded in deferred charges and will be amortized over the life of the bonds. Included in 1997 construction expenditures was a major main extension project to serve the town of Milford, New Hampshire. In addition, dividend payments to shareholders totaled $4.1 million in 1997.

Capital expenditures for 1998 are currently projected at approximately $12.8 million. Additional cash requirements will be necessary for the payment of dividends, environmental remediation, annual sinking fund requirements and maturities of long-term debt and working capital. Cash to fund these requirements is expected to be provided principally by internally generated funds and short-term bank borrowings under the Company's lines of credit. At September 30, 1997, the Company had available lines of credit aggregating $15.2 million, $100,000 of which was outstanding. In addition, a credit line of $9.5 million was available at September 30, 1997 under the Company's fuel inventory trust financing plan. At September 30, 1997, the Company's fuel inventory in trust in the consolidated balance sheet was $7.8 million with an outstanding purchase obligation of $7.9 million.

On September 30, 1997, the Company's capitalization ratio consisted of 50.7% common equity and 49.3% debt, including short-term debt. Return on average common equity was 14%.

Environmental Matters

The Company and certain of its predecessors owned or operated several facilities for the manufacture of gas from coal, a process used through the mid-1900s that produced by-products that may be considered contaminated or hazardous under current law, and some of which may still be present at such facilities. The Company accrues environmental investigation and clean-up costs with respect to former manufacturing sites and other environmental matters when it is probable that a liability exists and the amount or range of amounts can be reasonably estimated.

In 1995, the Company completed the disposal of the contents of the gasholder situated on a former gas manufacturing site in Concord, New Hampshire. Total remediation costs amounted to approximately $3.5 million and were recorded in deferred charges. Recovery of these costs from customers began on July 1, 1995 and extends over a seven-year period. The unamortized balance of $2.4 million at September 30, 1997 is excluded from rate base. The Company may not earn a return or charge rates to customers based on amounts not included in rate base.

The New Hampshire Department of Environmental Services ("NHDES") has required remedial action for a portion of the Concord site at which wastes were disposed from approximately 1852 through 1952. The estimated cost of this remedial action ranges from $1.5 million to $2.6 million, and the Company has recorded $1.5 million at September 30, 1997 in deferred charges. The Company has petitioned the Commission for approval of the Company's proposed five-year recovery from ratepayers of $1.9 million of investigation, remediation and recovery effort costs plus carrying costs.

The Company has instituted several lawsuits to recover the costs of investigation and remediation of the Concord site. On
September 12, 1995, the Company filed a complaint in the United
States District Court for the District of New Hampshire against
UGI Utilities, Inc., as the successor to United Gas Improvement Company. The Company seeks contribution for expenses incurred at the Concord site based upon the operation of the manufactured gas plant by the United Gas Improvement Company during a period of time the manufactured gas plant was in operation. On December 8, 1995, the Company filed suit in the United States District Court for the District of New Hampshire against Associated Electric and Gas Insurance Services, Ltd., American Home Assurance Company,
CIGNA Specialty Insurance Company, International Insurance
Company, Lloyd's, Underwriters at London, Lexington Insurance
Company and National Union Fire Insurance Company, later adding Columbia Casualty Company as a defendant, seeking declaratory judgment that they owe the Company a defense and/or indemnification for environmental claims associated with the Concord facility. The Company filed suit in the New Hampshire (Hillsborough County) Superior Court on December 8, 1995 against the Continental Insurance Company and Netherlands Insurance
Company seeking a declaratory
judgment that they owe the Company a defense and/or indemnification for environmental claims associated with the Concord facility.
Through November 1997, the Company reached settlements with certain of the defendants in those suits in an aggregate amount of $1.6 million and further payment to the Company of a portion of future Concord site remediation costs. The Company expects that such settlement amounts will reduce the amount that it will be permitted by the Commission to recover from its ratepayers.

The Company and Public Service Company of New Hampshire ("PSNH"), an electric utility company, conducted an environmental site characterization of a former manufactured gas plant in Laconia, New Hampshire. The Laconia manufactured gas plant operated between approximately 1887 and 1952, and the Company owned and operated the facility for approximately the last seven years of its active life. Without admitting liability, the Company and PSNH have entered into an agreement under which the costs of the site characterization are shared. The Company's share of the costs of the site characterization and a report to the NHDES totaled $276,000 and has been recorded in deferred charges as of September 30, 1997. The report describes conditions at the site, including the presence of by-products of the manufactured gas process in site soils, groundwater and sediments in an adjacent water body. Based upon its review of the report, the NHDES has directed PSNH and the Company to prepare and submit a remedial action plan. The Company expects to incur further costs but is currently unable to predict the magnitude of any liability that may be imposed on it for the cost of additional studies or the performance of a remedial action in connection with the Laconia site. The Company commenced proceedings in New Hampshire Superior Court and Federal District Court on February 2, 1997 against eighteen of its present and former insurers seeking recovery of expenses that have been and will be incurred in connection with the investigation and remediation of contamination from the Laconia plant. Through November 1997, the Company reached a settlement with a defendant in that suit in the amount of $100,000.

The Company is pursuing and intends to pursue recovery from insurance carriers and claims against any other responsible parties seeking to ensure that they contribute appropriately to reimburse the Company for any costs incurred with respect to environmental matters. The Company intends to seek and expects to receive approval of rate recovery methods with respect to environmental matters after it has determined the extent of contamination, received recommendations with regard to remediation and commenced remediation efforts.

Results of Operations 1996 Compared to 1995

Net income increased to $6.1 million in 1996 from 1995 net income of $4.1 million. Earnings per share in 1996 were $1.89 compared to $1.30 in 1995. The 1996 increase in earnings was primarily due to greater margins resulting mostly from growth in volumes delivered. In 1995, earnings were reduced by approximately $.50 per share, after taxes, as a result of warmer temperatures. In addition, 1995 earnings included a $215,000 after-tax gain ($.07 per share) on the sale of railcars.

Operating revenues were more than $88.9 million in 1996, an increase of 12.9% from 1995. The total volume of gas delivered to utility customers increased 13.1% and propane gallons sold increased almost 21% in 1996. Weather in the Company's service area was near normal in 1996, but 9.5% colder than the prior year. The average number of utility customers increased 1.7% to almost 66,500 in 1996. Utility gas service revenues, which represented more than 87% of total operating revenues, increased by $7.7 million or 11%.

The average unit cost of gas sold in 1996 was $3.96 per Mcf compared to $3.44 per Mcf in 1995.

Propane operations recorded $11.4 million in total operating revenues in 1996, an increase over 1995 of $2.4 million. The increase was primarily due to a 10% increase in the average number of propane customers and a 21% increase in propane gallons sold due to the effect of colder weather.

Operations and maintenance expense increased less than 3% in 1996. Reductions in the work force, other cost saving initiatives and workers' compensation and health insurance refunds helped offset most of the increases from liability insurance, uncollectible accounts and other administrative expenses.

A gain of $350,000 from the sale of railcars formerly used to transport liquid propane is included in other income for 1995.

Fiscal 1996 interest expense decreased 12.9% from 1995, due mainly to the repayment of $3.8 million of long-term debt and a decrease in average short-term borrowings and average short-term interest rates.

Total federal and state income taxes increased $1.7 million in 1996. The higher level of pretax income was the main reason for the increase. In addition, as a result of the resolution of certain tax issues, the Company reduced federal income taxes by $200,000 in 1995.

Factors That May Affect Future Results

The Private Securities Litigation Reform Act of 1995 encourages the use of cautionary statements accompanying forward-looking statements. The preceding Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements concerning the impact of changes in the cost of gas and of the CGA mechanism on total margin; projected capital expenditures and sources of cash to fund expenditures; and estimated costs of environmental remediation and anticipated regulatory approval of recovery mechanisms. The Company's future results, generally and with respect to such forward-looking statements, may be affected by many factors, among which are uncertainty as to the regulatory allowance of recovery of changes in the cost of gas; uncertain demands for capital expenditures and the availability of cash from various sources; uncertainty as to whether transportation rates will be reduced in future regulatory proceedings with resulting decreases in transportation margins; and uncertainty as to the regulatory approval of the full recovery of environmental costs, transition costs and other regulatory assets.

New Accounting Standards and Pronouncements

The Financial Accounting Standards Board issued new accounting standards that the Company will adopt in future periods. Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," establishes standards for computing and presenting earnings per share, effective fiscal 1998. SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and the disclosure of comprehensive income and its components, effective fiscal 1999. It is not expected that the adoption of SFAS Nos. 128 and 130 will have a material impact on the Company's financial reporting.

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," establishes standards for the way public business enterprises report information about operating segments, including disclosures about products and services, geographic areas and major customers, effective fiscal 1998. The Company is currently evaluating the impact of SFAS No. 131.

The American Institute of Certified Public Accountants issued a Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities." The SOP's objective is to make the timing of the recognition of environmental obligations more uniform by discussing the estimation process and providing benchmarks to aid in determining when to recognize environmental liabilities. The SOP is effective for the Company in fiscal 1998. The Company does not expect that the adoption of the SOP will have a material impact on the Company's financial position or results of operations.

The "Year 2000" Issue

Many computer systems are currently based on storing two digits to identify the year of a transaction (for example, "97" for "1997"), rather than a full four digits, and are not programmed to consider the start of a new century. Significant processing inaccuracies and even inoperability could result in the year 2000 and thereafter. The Company's principal computer systems are currently capable of processing the year 2000, or are in the process of being upgraded or replaced by systems that are similarly capable. The Company does not expect that the costs of addressing the "Year 2000" issue will have a material impact on the Company's financial position or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      (a)  Financial Statements required by Regulation S-X

Consolidated Statements of Income                       EnergyNorth, Inc.

(In thousands, except per share amounts)
For the years ended September 30,              1997       1996       1995
-------------------------------------------------------------------------
Operating revenues:
    Utility gas service                    $ 92,978    $77,510    $69,816
    Propane gas service                      12,893     11,444      8,990
                                           ------------------------------
        Total operating revenues            105,871     88,954     78,806
                                           ------------------------------
Operating expenses:
    Cost of gas sold                         61,829     44,941     39,961
    Operations and maintenance               21,658     21,660     21,046
    Depreciation and amortization             6,153      5,825      5,071
    Taxes other than income taxes             2,876      3,946      3,753
    Federal and state income taxes            3,808      3,635      1,972
                                           ------------------------------
        Total operating expenses             96,324     80,007     71,803
                                           ------------------------------
Operating income                              9,547      8,947      7,003
                                           ------------------------------
Other income                                    956        907      1,434

Interest expense:
    Interest on long-term debt                2,917      3,004      3,161
    Other interest                            1,068        772      1,172
                                           ------------------------------
        Total interest expense                3,985      3,776      4,333
                                           ------------------------------
Net income                                 $  6,518    $ 6,078    $ 4,104
                                           ==============================
Weighted average shares outstanding           3,243      3,216      3,166
                                           ==============================
Earnings per share                         $   2.01    $  1.89    $  1.30
                                           ==============================



      The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets                                                             EnergyNorth, Inc.

(In thousands)
September 30,                                                                            1997        1996
---------------------------------------------------------------------------------------------------------
Assets
    Property:
        Utility plant, at cost                                                       $146,830    $136,229
        Accumulated depreciation and amortization                                      47,815      44,683
                                                                                     --------------------
            Net utility plant                                                          99,015      91,546
        Net nonutility property, at cost                                                7,430       7,748
                                                                                     --------------------
            Net property                                                              106,445      99,294
                                                                                     --------------------
     Current assets:
        Cash and temporary cash investments                                             1,998         770
        Note receivable                                                                   111          39
        Accounts receivable (net of allowances of $1,357 in 1997 and $1,211 in 1996)    3,430       2,029
        Unbilled revenues                                                                 602         582
        Deferred gas costs                                                                  -       3,783
        Materials and supplies                                                          1,756       1,590
        Supplemental gas supplies                                                       9,120       9,039
        Prepaid and deferred taxes                                                      1,305       1,603
        Recoverable FERC 636 transition costs                                           1,261       1,733
        Prepaid expenses and other                                                      1,340       1,304
                                                                                     --------------------
            Total current assets                                                       20,923      22,472
                                                                                     --------------------
    Deferred charges:
        Regulatory asset - income taxes                                                 2,401       2,401
        Recoverable environmental costs                                                 6,546       6,840
        Other deferred charges                                                          2,212         996
                                                                                     --------------------
            Total deferred charges                                                     11,159      10,237
                                                                                     --------------------
Total assets                                                                         $138,527    $132,003
                                                                                     ====================
Stockholders' equity and liabilities
    Capitalization (see accompanying statements)                                     $ 92,964    $ 74,738
                                                                                     --------------------
    Current liabilities:
        Notes payable to banks                                                            100       9,535
        Current portion of long-term debt                                                 932       2,090
        Current portion of capital lease obligations                                       46         229
        Inventory purchase obligation                                                   7,852       7,867
        Accounts payable                                                                6,046       6,189
        Deferred gas costs                                                              1,300           -
        Accrued interest                                                                  311         838
        Accrued and deferred taxes                                                        111       1,642
        Accrued FERC 636 transition costs                                               1,261       1,733
        Customer deposits, environmental and other                                      3,927       5,062
                                                                                     --------------------
            Total current liabilities                                                  21,886      35,185
                                                                                     --------------------
    Commitments and contingencies
    Deferred credits:
        Deferred income taxes                                                          18,302      16,525
        Unamortized investment tax credits                                              1,734       1,870
        Regulatory liability - income taxes                                             1,254       1,374
        Contributions in aid of construction and other                                  2,387       2,311
                                                                                     --------------------
            Total deferred credits                                                     23,677      22,080
                                                                                     --------------------
Total stockholders' equity and liabilities                                           $138,527    $132,003
                                                                                     ====================

      The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Capitalization                           EnergyNorth, Inc.

(In thousands, except share information)
September 30,                                                         1997       1996
-------------------------------------------------------------------------------------
Capitalization:
    Common stockholders' equity:
        Common stock - par value of $1 per share, 10,000,000
            shares authorized; 3,243,543 and 3,239,148 shares
            issued and outstanding in 1997 and 1996, respectively  $ 3,244    $ 3,239
        Amount in excess of par                                     30,428     30,342
        Retained earnings                                           14,050     11,586
                                                                   ------------------
                Total common stockholders' equity                   47,722     45,167
                                                                   ------------------
    Long-term debt:
        First Mortgage Bonds
            Due 2002                                 8.67%               -      7,088
            Due 2009                                 8.44%           4,000      4,333
            Due 2019                                 9.70%           7,000      7,000
            Due 2020                                 9.75%          10,000     10,000
            Due 2027                                 7.40%          22,000          -

        Mortgage notes payable
            Due 1999                                 8.75%           1,400      1,425
            Due 2008                                 8.75%             959      1,013

        Notes payable
            Due through 2002               prime plus .50%             815        756
                                                                   ------------------
                                                                    46,174     31,615
        Less current portion                                           932      2,090
                                                                   ------------------
                Total long-term debt                                45,242     29,525
                                                                   ------------------

    Capital lease obligations                                           46        275
        Less current portion                                            46        229
                                                                   ------------------
                Total capital lease obligations                          -         46
                                                                   ------------------
Total capitalization                                               $92,964    $74,738
                                                                   ==================

      The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Common Stockholders' Equity                                    EnergyNorth, Inc.


                                                                    Common stock
                                                       -------------------------               Total common
                                                           $1.00       Amount in   Retained   stockholders'
(In thousands, except  per share amounts)              par value   excess of par   earnings          equity
-----------------------------------------------------------------------------------------------------------
Balance, September 30, 1994                               $3,142         $28,860    $ 8,776         $40,778

Net income                                                     -               -      4,104           4,104
Common stock - cash dividend ($1.12 per share)                 -               -     (3,545)         (3,545)
Issuance of common stock under the Dividend
    Reinvestment and Stock Purchase Plan and the
    Key Employee Performance and Equity Incentive Plan        54             723          -             777
                                                          -------------------------------------------------
Balance, September 30, 1995                                3,196          29,583      9,335          42,114

Net income                                                     -               -      6,078           6,078
Common stock - cash dividend ($1.19 per share)                 -               -     (3,827)         (3,827)
Issuance of common stock under the Dividend
    Reinvestment and Stock Purchase Plan                      43             759          -             802
                                                          -------------------------------------------------
Balance, September 30, 1996                                3,239          30,342     11,586          45,167

Net income                                                     -               -      6,518           6,518
Common stock - cash dividend ($1.25 per share)                 -               -     (4,054)         (4,054)
Issuance of common stock under the Dividend
    Reinvestment and Stock Purchase Plan and the
    Key Employee Performance and Equity Incentive Plan         5              86          -              91
                                                          -------------------------------------------------
Balance, September 30, 1997                               $3,244         $30,428    $14,050         $47,722
                                                          =================================================

      The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows                                         EnergyNorth, Inc.

(In thousands)
For the years ended September 30,                                    1997       1996       1995
-----------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net income                                                   $  6,518    $ 6,078    $ 4,104
    Noncash items:
        Depreciation and amortization                               6,869      6,606      5,841
        Deferred taxes and investment tax credits, net              1,521      1,081      1,106

    Changes in:
        Accounts receivable, net                                   (1,401)       142         90
        Unbilled revenues                                             (20)         4        (42)
        Inventories                                                  (247)      (931)        (1)
        Prepaid expenses and other                                    (36)        37       (115)
        Deferred gas costs                                          5,083     (9,428)       909
        Accounts payable                                             (143)     1,421        (80)
        Accrued liabilities                                           191       (287)      (253)
        Accrued/prepaid taxes                                      (1,233)     1,495       (403)
        Payments for environmental costs and other                 (3,104)      (823)    (2,550)
                                                                 ------------------------------
            Net cash provided by operating activities              13,998      5,395      8,606
                                                                 ------------------------------
Cash flows from investing activities:
    Additions to property                                         (13,262)    (8,783)    (7,915)
    Changes in note receivable, net                                   (72)       (39)         -
                                                                 ------------------------------
            Net cash used by investing activities                 (13,334)    (8,822)    (7,915)
                                                                 ------------------------------
Cash flows from financing activities:
    Issues of common stock                                             91        802        777
    Issues of long-term debt                                       22,616      1,827        412
    Change in notes payable to banks                               (9,435)     7,785      1,750
    Increase in inventory purchase obligation                       8,025      9,284      6,770
    Change in customer deposits and other                            (355)        89         13
    Cash dividends on common stock                                 (4,054)    (3,827)    (3,545)
    Refunding requirements:
        Repayment of long-term debt                                (8,055)    (3,536)    (2,095)
        Repayment of capital lease obligations                       (229)      (256)      (272)
        Repayment of inventory purchase obligation                 (8,040)    (8,546)    (6,974)
                                                                 ------------------------------
            Net cash provided by (used for) financing activities      564      3,622     (3,164)
                                                                 ------------------------------

Net increase (decrease) in cash and temporary cash investments      1,228        195     (2,473)
Cash and temporary cash investments, beginning of year                770        575      3,048
                                                                 ------------------------------
Cash and temporary cash investments, end of year                 $  1,998    $   770    $   575
                                                                 ==============================

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

Business Organization

The Company's principal business activity is the management and operation of a regulated gas distribution subsidiary located in southern and central New Hampshire. The rates and accounting practices followed by the gas distribution subsidiary are regulated by the State of New Hampshire Public Utilities Commission (the "Commission"). The Company's accounting policies conform to generally accepted accounting principles applicable to rate-regulated enterprises and reflect the effects of the rate-making process in accordance with Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for Certain Types of Regulation."

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

Cost of Gas Adjustment Clause

The Company's tariff includes a cost of gas adjustment ("CGA") clause that permits billings to customers for changes in its cost of gas over a base period cost. The tariff provides for a CGA calculation for a summer period and a winter period. Any difference between the cost of gas incurred and amounts billed to customers is deferred for rate-making and accounting purposes to the next corresponding period. Interest accrues on these amounts at the prime rate, adjusted quarterly.

Inventories

Inventories are valued on the basis of the lower of average cost or market.

Depreciation

The Company provides for depreciation on the straight-line basis. The rates applied by the regulated subsidiary are approved by the Commission. Such rates were equivalent to a composite rate of 3.4% for each of the years ended September 30, 1997, 1996 and 1995. The depreciation rates for nonregulated property, plant and equipment were 8%, 8.2% and 7.8% for the years ended September 30, 1997, 1996 and 1995, respectively. Under depreciation practices required by the Commission, when gas utility assets under the composite method are retired from service, the cost of the retired assets is removed from the property accounts and charged, together with any cost of removal, to the accumulated depreciation accounts. For all other assets, when assets are sold or retired, the cost of the assets and their related accumulated depreciation are removed from the respective accounts, net removal costs are recorded and any gain or loss is included in income.

Deferred Charges

Total deferred charges consist primarily of regulatory assets and the cost of issuing debt. The Company has established various regulatory assets in cases where the Commission has permitted, or is expected to permit, recovery of specific costs over a period of time. At September 30, 1997, regulatory assets include $6.5 million for environmental investigation and remediation costs and $2.4 million of unrecovered deferred state income taxes (see Note
7).

The unamortized cost of issuing debt at September 30, 1997 is $2.1 million. Deferred financing costs are amortized over the life of the related security. Other deferred charges are amortized over the recovery period specified by the Commission.

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

If long-term debt outstanding at September 30, 1997 had been refinanced using new issue debt rates of interest that on average are lower than the outstanding rates, the present value of those obligations would have increased from the amounts outstanding in the September 30, 1997 balance sheet by 9.9%.

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

Note 2.  Cash Flows

Supplemental disclosures of cash flow information are as follows
(in thousands):
                                            1997      1996      1995
--------------------------------------------------------------------
Cash paid during the year for:
  Interest (net of amount capitalized)    $4,080    $3,642    $4,415
  Income taxes                             3,972       899     1,074


In preparing the accompanying consolidated statements of cash flows, all highly liquid investments having maturities of three months or less when acquired were considered to be cash equivalents and classified as cash and temporary cash investments.

Note 3.  Inventory Financing

The Company finances gas inventory purchases through the use of a single purpose trust, which purchases gas with funds loaned to it by a bank. As the Company requires gas to service customers, gas is repurchased from the trust at original product cost plus financing costs and trust fees. The cost of gas and related financing are recoverable through the CGA.

The bank credit agreement provides for a .375% commitment fee on the credit line and interest at prime (8.5% at September 30, 1997) with a fixed-rate interest option at less than prime on the outstanding balance. The trust agreement provides for a management fee of $8,000 annually. The credit agreement between the trust and the bank provides for a total commitment of up to $9.5 million through February 1998.

As of September 30, 1997 and 1996, the gas inventories under the trust agreement and controlled by the Company totaled $7.8 million and are included in inventories in the accompanying consolidated balance sheets. Inventory purchase obligations under this financing agreement are reflected as a current liability in the accompanying consolidated balance sheets.

Note 4.  Notes Payable to Banks

As of September 30, 1997, the Company had available $15.2 million under various unsecured bank lines of credit that are renewed annually, $100,000 of which was outstanding. The weighted average interest rate on borrowings outstanding on September 30, 1997 was 8.5%. The lines bear interest at prime, or less than prime on certain of the lines for fixed periods of time, and are due on demand. For some lines, the terms of the credit agreements require annual commitment fees of .25% to .35% of the lines.

Note 5.  Long-Term Debt

In September 1997, the Company issued $22 million of 7.40% First Mortgage Bonds. The proceeds were used to retire all existing First Mortgage Bonds designated as 8.67% Series A General and Refunding Mortgage Bonds Due 2002 and to repay the Company's short-term debt.

Interest payments for the First Mortgage Bonds are due semiannually. The First Mortgage Bonds are collateralized by first mortgage liens on substantially all real property and operating plant facilities of the Company's gas utility operations.

The aggregate amounts of principal due for all long-term debt for each of the five years subsequent to September 30, 1997 are as follows (in thousands):

                        Fiscal year                        Amount
-----------------------------------------------------------------
                        1998                              $   933
                        1999                                1,821
                        2000                                  564
                        2001                                  491
                        2002                                  439

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

In the event the Company is acquired in a merger or other business combination, 50% or more of its consolidated assets or earning power is sold or transferred, any person acquires 15% or more of the Company's outstanding common stock, or an Acquiring
Person engages in one or more self-dealing transactions with the Company, each Right will entitle its holder to purchase, at the Right's exercise price, a number of shares of common stock of the Company or of the acquiring company having a value of twice such exercise price. Any Rights held by an Acquiring Person or its affiliate or associate become null and void upon the occurrence of any such events.

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

Note 7.  Income Taxes

At September 30, 1997 and 1996, the SFAS No. 109 regulatory liability amounted to $960,000 and $1 million, respectively, for the tax benefit of unamortized investment tax credits, and $294,000 and $339,000, respectively, for the excess reserves for deferred taxes as a result of pre-July 1, 1987 deferred income taxes that were recorded in excess of the current federal statutory income tax rate.

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

The tax effects of cumulative differences that gave rise to the deferred tax liabilities and deferred tax assets for the years ended September 30, 1997 and 1996 were as follows (in thousands):
                                                         1997       1996
------------------------------------------------------------------------
Deferred tax assets:
    Contributions in aid of construction              $   726    $   696
    Unamortized investment tax credits                    590        636
    Allowance for doubtful accounts                       524        468
    Deferred gas costs                                    240          -
    Other                                               1,044        910
                                                      ------------------
        Total deferred tax assets                       3,124      2,710
                                                      ------------------
Deferred tax liabilities:
    Property-related                                   16,873     15,650
    Deferred gas costs                                      -      1,773
    Environmental costs                                 1,936      1,499
    Other                                               1,880      1,461
                                                      ------------------
        Total deferred tax liabilities                 20,689     20,383
                                                      ------------------
Net deferred tax liability                            $17,565    $17,673
                                                      ==================

Deferred income taxes were classified in the accompanying consolidated balance sheets at September 30, 1997 and 1996 as follows (in thousands):

                                                         1997       1996
------------------------------------------------------------------------
Current                                               $  (737)   $ 1,148
Long-term                                              18,302     16,525
                                                      ------------------
        Total                                         $17,565    $17,673
                                                      ==================

The components of federal and state income taxes reflected in the accompanying consolidated statements of income for the years ended September 30, 1997, 1996 and 1995 were as follows (in thousands):

                                            1997         1996       1995
------------------------------------------------------------------------
Federal:
    Current                               $3,649      $   (32)   $ 1,090
    Deferred                                (383)       3,165        625
    Investment tax credits                  (136)        (140)      (141)
                                          ------------------------------
        Total federal                      3,130        2,993      1,574
                                          ------------------------------
State:
    Current                                  756          (65)       254
    Deferred                                 (78)         707        144
                                          ------------------------------
        Total state                          678          642        398
                                          ------------------------------
Total provision for income taxes          $3,808      $ 3,635    $ 1,972
                                          ==============================

The total federal and state income tax provision, as a percentage of income before federal and state income taxes, was 36.9%, 37.4% and 32.5% for the years ended September 30, 1997, 1996 and 1995, respectively. The following table reconciles the income tax provision calculated using the federal statutory tax rate of 34% to the book provision for federal and state income taxes (in thousands):

                                                         1997     1996     1995
-------------------------------------------------------------------------------
Tax calculated at statutory rate                       $3,511   $3,302   $2,066
Increase (reduction) in effective tax resulting from:
      Amortization of investment tax credit              (136)    (140)    (141)
      Adjustment due to change in tax rates               (28)     (28)     (28)
      State taxes, net of federal tax benefit             447      424      266
      Other, net                                           14       77     (191)
                                                       ------------------------
Total provision for income taxes                       $3,808   $3,635   $1,972
                                                       ========================

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

The Company also has a Supplemental Executive Retirement Plan ("SERP") for certain management employees. Benefits are based on the employee's service and earnings as defined in the SERP. The SERP is a nonqualified plan under the Internal Revenue Code and has no advance funding. Benefit payments are made directly by the Company to retired employees or their beneficiaries.

Net periodic pension cost included the following components (in thousands):

                                                   1997       1996       1995
-----------------------------------------------------------------------------
Service cost for benefits earned                $   663    $   624    $   614
Interest cost on projected benefit obligations    1,316      1,193      1,138
Actual return on plan assets                     (4,526)    (1,230)    (2,085)
Net amortization and deferral                     3,101       (103)       885
                                                -----------------------------
Net periodic pension cost                       $   554    $   484    $   552
                                                =============================

The following table sets forth the funded status of the plans  at
September 30, 1997 and 1996 (in thousands):
                                                      1997                     1996
-----------------------------------------------------------------------------------
                                               Accumulated              Accumulated
                                        Assets    benefits       Assets    benefits
                                        exceed      exceed       exceed      exceed
                                   accumulated      assets  accumulated      assets
                                      benefits   (unfunded)    benefits   (unfunded)
                                   ------------------------------------------------
Vested benefit obligation              $13,502     $ 1,112      $12,807     $ 1,017
                                   ================================================

Accumulated benefit obligation         $14,015     $ 1,271      $13,336     $ 1,127
                                   ================================================

Projected benefit obligation           $16,965     $ 2,001      $16,239     $ 1,645
Plan assets at fair value               21,018           -       16,584           -
                                   ------------------------------------------------
Funded status                            4,053      (2,001)         345      (1,645)
Unrecognized transition
  (asset) obligation                      (440)        312         (522)        375
Unrecognized prior service cost            535           6          622           7
Unrecognized net (gain) loss            (2,588)        540          777         280
Additional minimum liability                 -        (128)           -        (144)
                                   ------------------------------------------------
Prepaid pension (pension liability)    $ 1,560     $(1,271)     $ 1,222     $(1,127)
                                   ================================================

Assumptions used to determine the projected benefit obligation were as follows:

                                                     1997           1996           1995
------------------------------------------------------------------------------------------
Discount rate                                        7.5%           7.5%           7.5%
Rate of increase in future compensation levels   4.0% - 5.5%    4.0% - 5.5%    4.5% - 5.5%
Expected long-term rate of return on assets          9.0%           9.0%           9.0%

Plan assets are invested in common stocks and bonds.

The Company has employee 401(k) savings and investment plans covering substantially all employees. The Company made contributions of $242,000, $216,000 and $210,000 for the years ended September 30, 1997, 1996 and 1995, respectively.

Other Postemployment Benefits

In addition to providing pension benefits, the Company provides certain health care and life insurance benefits to qualified retired employees.

The expense recorded in fiscal 1997, 1996 and 1995 for providing postretirement benefits, including amortization of the accumulated projected benefit obligation over a 20-year period, was $542,000, $588,000 and $646,000, respectively.

The Company has funded these benefit costs by making cash contributions, at the same level of expense recorded, to voluntary employee benefit association ("VEBA") trusts established separately for salaried and hourly paid employees.

The following table sets forth the funded status of the plans at September 30,
1997 and 1996 (in thousands):
                                                                  1997     1996
-------------------------------------------------------------------------------
Accumulated postretirement benefit obligation as of July 31:
    Retirees                                                   $ 2,477  $ 2,383
    Fully eligible active plan participants                      1,130      933
    Other active participants                                    1,606    1,686
                                                               ----------------
                                                                 5,213    5,002
Plan assets at fair market value                                (2,555)  (1,704)
Unrecognized transition obligation                              (4,183)  (4,445)
Unrecognized net gain                                            1,697    1,319
                                                               ----------------
Accrued postretirement benefit cost at July 31                     172      172
Contributions for the two-month period ending September 30         133      144
                                                               ----------------
Accrued postretirement benefit cost at September 30            $    39  $    28
                                                               ================

The components of net periodic postretirement benefit cost at September 30,
1997 and 1996 are as follows (in thousands):
                                                                  1997     1996
-------------------------------------------------------------------------------
Service cost - benefits attributed to services during the year $   133  $   143
Interest cost on accumulated postretirement benefit obligation     367      358
Actual asset return                                               (462)    (104)
Net amortization and deferral                                      504      191
                                                               ----------------
Net periodic postretirement benefit cost                       $   542  $   588
                                                               ================

A 10% average annual rate of increase in the per capita costs of covered health care benefits was assumed for fiscal 1997, reduced in steps of 1% to a level of 5% at 2002 and thereafter. This decrease results from changes in estimates of future health care inflation, assumed changes in health care utilization and related effects. Increasing the assumed health care cost trend rates by one percentage point in each year would have resulted in a $453,000 increase in the accumulated postretirement benefit obligation as of July 31, 1997 and an increase in the aggregate of the service cost and interest cost components of net periodic postretirement benefit cost for fiscal 1997 of $37,000. A discount rate of 7.5% was used to determine the accumulated postretirement benefit obligation. The expected long-term rate of return on plan assets is 9%. Plan assets are invested in common stocks and bonds.

Note 9. Commitments and Contingencies

Contracts

The Company has various contractual agreements covering the transportation of natural gas, underground storage facilities and the purchase of natural gas, which are recoverable under the Company's CGA. These contracts expire at various times from 1997 to 2011.

Litigation

The Company and its subsidiaries have been named in certain lawsuits arising from normal operations. In the opinion of management, the outcome of these lawsuits will not have a material adverse effect on the financial position or results of operations of the Company.

Environmental Issues

The Company and certain of its predecessors owned or operated several facilities for the manufacture of gas from coal, a process used through the mid-1900s that produced by-products that may be considered contaminated or hazardous under current law, and some of which may still be present at such facilities. The Company accrues environmental investigation and clean-up costs with respect to former manufacturing sites and other environmental matters when it is probable that a liability exists and the amount or range of amounts can be reasonably estimated.

In 1995, the Company completed the disposal of the contents of the gasholder situated on a former gas manufacturing site in Concord, New Hampshire. Total remediation costs amounted to approximately $3.5 million and were recorded in deferred charges. Recovery of these costs from customers began on July 1, 1995 and extends over a seven-year period. The unamortized balance of $2.4 million at September 30, 1997 is excluded from rate base. The Company may not earn a return or charge rates to customers based on amounts not included in rate base.

The New Hampshire Department of Environmental Services ("NHDES") has required remedial action for a portion of the Concord site at which wastes were disposed from approximately 1852 through 1952. The estimated cost of this remedial action ranges from $1.5 million to $2.6 million, and the Company has recorded $1.5 million at September 30, 1997 in deferred charges. The Company has petitioned the Commission for approval of the Company's proposed five-year recovery from ratepayers of $1.9 million of investigation, remediation and recovery effort costs plus carrying costs.

The Company has instituted several lawsuits to recover the costs of investigation and remediation of the Concord site. On
September 12, 1995, the Company filed a complaint in the United States District Court for the District of New Hampshire against
UGI Utilities, Inc., as the successor to United Gas Improvement Company. The Company seeks contribution for expenses incurred at the Concord site based upon the operation of the manufactured gas plant by the United Gas Improvement Company during a period of time the manufactured gas plant was in operation. On December 8, 1995, the Company filed suit in the United States District Court for the District of New Hampshire against

Associated Electric and Gas Insurance Services, Ltd., American
Home Assurance Company, CIGNA Specialty Insurance Company, International Insurance Company, Lloyd's, Underwriters at London, Lexington Insurance Company and National Union Fire Insurance Company, later adding Columbia Casualty Company as a defendant, seeking declaratory judgment that they owe the Company a defense and/or indemnification for environmental claims associated with the Concord facility. The Company filed suit in the New Hampshire (Hillsborough County) Superior Court on December 8, 1995 against the Continental Insurance Company and Netherlands Insurance
Company seeking a declaratory judgment that they owe the Company a defense and/or indemnification for environmental claims associated with the Concord facility. Through November 1997, the Company reached settlements with certain of the defendants in those suits in an aggregate amount of $1.6 million and further payment to the Company of a portion of future Concord site remediation costs. The Company expects that such settlement amounts will reduce the amount that it will be permitted by the Commission to recover from its ratepayers.

The Company and Public Service Company of New Hampshire ("PSNH"), an electric utility company, conducted an environmental site characterization of a former manufactured gas plant in Laconia, New Hampshire. The Laconia manufactured gas plant operated between approximately 1887 and 1952, and the Company owned and operated the facility for approximately the last seven years of its active life. Without admitting liability, the Company and PSNH have entered into an agreement under which the costs of the site characterization are shared. The Company's share of the costs of the site characterization and a report to the NHDES totaled $276,000 and has been recorded in deferred charges as of September 30, 1997. The report describes conditions at the site, including the presence of by-products of the manufactured gas process in site soils, groundwater and sediments in an adjacent water body. Based upon its review of the report, the NHDES has directed PSNH and the Company to prepare and submit a remedial action plan. The Company expects to incur further costs but is currently unable to predict the magnitude of any liability that may be imposed on it for the cost of additional studies or the performance of a remedial action in connection with the Laconia site. The Company commenced proceedings in New Hampshire Superior Court and Federal District Court on February 2, 1997 against eighteen of its present and former insurers seeking recovery of expenses that have been and will be incurred in connection with the investigation and remediation of contamination from the Laconia plant. Through November 1997, the Company reached a settlement with a defendant in that suit in the amount of $100,000.

The Company is pursuing and intends to pursue recovery from insurance carriers and claims against any other responsible parties seeking to ensure that they contribute appropriately to reimburse the Company for any costs incurred with respect to environmental matters. The Company intends to seek and expects to receive approval of rate recovery methods with respect to environmental matters after it has determined the extent of contamination, received recommendations with regard to remediation and commenced remediation efforts.

Transition Costs

Federal Energy Regulatory Commission Order 636 allows interstate pipeline companies to recover transition costs created as they buy out of long-term, fixed-price gas contracts. Since the Company's pipeline supplier, Tennessee Gas Pipeline Company, began billing these costs to the Company on September 1, 1993 as a component of demand charges, $7.9 million has been billed through September 30, 1997. The Company has recorded additional transition costs of approximately $1.3 million that are expected to be billed over a period of 15 months. The Company is recovering transition costs through the CGA.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and the Shareholders of EnergyNorth, Inc.:

We have audited the accompanying consolidated balance sheets and statements of capitalization of EnergyNorth, Inc. (a New Hampshire corporation) and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of income, common stockholders' equity and cash flows for each of the three years in the period ended September 30, 1997. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EnergyNorth, Inc. and subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.

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


ARTHUR ANDERSEN LLP
Boston, Massachusetts
November 4, 1997

     (b)  Supplementary Financial Information

Selected Quarterly Financial Data (Unaudited)                                         EnergyNorth, Inc.

(In thousands, except per     Operating       Operating   Net income   Earnings (loss)    Cash dividend
share amounts)                 revenues   income (loss)       (loss)         per share   paid per share
-------------------------------------------------------------------------------------------------------
First Quarter
1997                            $29,454         $ 4,434      $ 3,618             $1.12             $.305
1996                             25,976           4,653        3,751              1.17              .29
-------------------------------------------------------------------------------------------------------
Second Quarter
1997                             48,898           7,295        6,581              2.03              .305
1996                             39,661           7,379        6,671              2.07              .29
-------------------------------------------------------------------------------------------------------
Third Quarter
1997                             18,085            (853)      (1,576)             (.49)             .32
1996                             14,901          (1,104)      (1,693)             (.53)             .305
-------------------------------------------------------------------------------------------------------
Fourth Quarter
1997                              9,434          (1,329)      (2,105)             (.65)             .32
1996                              8,416          (1,981)      (2,651)             (.82)             .305
-------------------------------------------------------------------------------------------------------
 Note:  Earnings (loss) per share is based on the weighted average shares outstanding at the end of the quarter. In the opinion of the Company, the quarterly financial data include all adjustments, consisting of normal recurring adjustments and reclassifications, necessary for a fair presentation of such information.  Quarterly amounts vary significantly due to seasonal weather conditions.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

There were no such matters during the fiscal year ended September 30, 1997.


                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this Item is incorporated by reference to pages 3 and 4 of the Registrant's Proxy Statement for its Annual Meeting to be held February 4, 1998, except for information relating to identification of Executive Officers of the Registrant which is contained in Part I of this Report.


ITEM 11.  EXECUTIVE COMPENSATION

The information called for by this Item is incorporated by reference to "Compensation of Directors," "Executive
Compensation" and "Noncontributory Retirement Plan" on pages 5 through 7 of the Registrant's Proxy Statement for its Annual
Meeting to be held February 4, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information called for by this Item is incorporated by reference to pages 2 and 3 of the Registrant's Proxy Statement for its Annual Meeting to be held February 4, 1998.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this Item is incorporated by reference to "Compensation Committee Interlocks and Insider
Participation" on page 5 of the Registrant's Proxy Statement for its Annual Meeting to be held February 4, 1998.

                            PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)  List of documents filed as part of this Report

     (1) Financial Statements

         The following financial statements are included herein
         under Part II, Item 8:
                                                                    Page No(s).
                                                                  in this Report
                                                                  --------------
         Consolidated Statements of Income for the years ended
            September 30, 1997, 1996 and 1995                           22
         Consolidated Balance Sheets at September 30, 1997 and 1996     23
         Consolidated Statements of Capitalization at September 30,
            1997 and 1996                                               24
         Consolidated Statements of Common Stockholders' Equity
            for the years ended September 30, 1997, 1996 and 1995       25
         Consolidated Statements of Cash Flows for the years ended
            September 30, 1997, 1996 and 1995                           26
         Notes to Consolidated Financial Statements                   27-38
         Report of Independent Public Accountants                       39

     (2) Financial Statement Schedules

         The following supplementary financial statement schedules required by Rule 5-04 of Regulation S-X, and report thereon, are filed as part of this Form 10-K on the page indicated below:

         Schedule                                                    Page No. in
         Number               Description                            this Report
         --------             -----------                            -----------
         II      Consolidated Valuation and Qualifying Accounts for
                 the three years ended September 30, 1997               43

         Report of Independent Public Accountants                       39

         Schedules other than the one listed above are either not required or not applicable, or the required information is shown in the financial statements or notes thereto.

     (3) Exhibits Required by Item 601 of Regulation S-K

                 See Exhibit Index on pages 45 through 48.

(b)  Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter ended September 30, 1997.

(c)  Exhibits - See Exhibit Index on pages 45 through 48

(d)  Financial Statement Schedules

                                                      SCHEDULE II



                        ENERGYNORTH, INC.
         CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                         (In thousands)

  Reserves that are deducted in the balance sheets from assets to which they apply:

                                                  Additions
                                              -----------------------
                                  Balance at  Charged to   Charged to                Balance
Year Ended                         beginning   costs and        other                 at end
September 30,  Description         of period    expenses  accounts(1)  Deductions  of period
--------------------------------------------------------------------------------------------
         1997  Allowance for
                 doubtful accounts    $1,211      $1,232         $140      $1,226     $1,357
         1996  Allowance for
                 doubtful accounts       950       1,137          143       1,019      1,211
         1995  Allowance for
                doubtful accounts      1,050         982          172       1,254        950


  _____________________
  (1)  Represents recoveries on accounts previously written off

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ENERGYNORTH, INC.

Date:  December 22, 1997             by: /s/ Robert R. Giordano
                                         Robert R. Giordano
                                         President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on December 22, 1997.

/s/ Robert R. Giordano                Director, President and Chief
Robert R. Giordano                    Executive Officer (principal
                                      executive officer)

/s/ Michelle L. Chicoine              Senior Vice President, Treasurer and
Michelle L. Chicoine                  Chief Financial Officer (principal
                                      financial officer)

/s/ David A. Skrzysowski              Vice President & Controller
David A. Skrzysowski                  (principal accounting officer)

/s/ Edward T. Borer                   Director
Edward T. Borer

/s/ N. George Mattaini                Director
N. George Mattaini

/s/ John E. Tulley II                 Director
John E. Tulley II

/s/ Richard B. Couser                 Director
Richard B. Couser

/s/ Sylvio L. Dupuis                  Director
Sylvio L. Dupuis

                           EXHIBIT INDEX

     The exhibits listed below are filed herewith, or are incorporated herein by reference to other filings.

Exhibit
Number                    Description

   3.1   Articles of Incorporation of EnergyNorth, Inc.
         are incorporated by reference to Exhibit 3.1 to EnergyNorth, Inc.'s Quarterly Report on Form 10-Q (File
         No. 1-11441) for the quarter ended March 31, 1996.

   3.2 By-Laws of EnergyNorth, Inc., as amended, are incorporated by reference to Exhibit 4 to EnergyNorth, Inc.'s Post-Effective Amendment No. 2 to Registration Statement on Form S-3,
         No. 33-58127, dated November 21, 1996.

   4.1 Gas Service, Inc. General and Refunding Mortgage Indenture, dated as of June 30, 1987, as amended and supplemented by a First Supplemental Indenture, dated as of October 1, 1988, and by a Second Supplemental Indenture, dated as of August 31, 1989, is incorporated by reference to Exhibit 4.1 to EnergyNorth, Inc.'s Form 10-K (File No. 0-11035) for the fiscal year ended September 30, 1989.

   4.2   Third Supplemental Indenture, dated as of
         September 1, 1990, to Gas Service, Inc. General and
         Refunding Mortgage Indenture, dated as of June 30, 1987, is incorporated by reference to Exhibit 4.2 to EnergyNorth, Inc.'s Form 10-K (File No. 0-11035) for the fiscal year ended September 30, 1990.

   4.3   Fourth Supplemental Indenture, dated as of
         January 10, 1992, to Gas Service, Inc. General and
         Refunding Mortgage Indenture, dated as of June 30, 1987, is incorporated by reference to Exhibit 4.3 to EnergyNorth, Inc.'s Form 10-K (File No. 0-11035) for the fiscal year ended September 30, 1992.

   4.4   Fifth Supplemental Indenture, dated as of
         February 1, 1995, to Gas Service, Inc. General and
         Refunding Mortgage Indenture, dated as of June 30, 1987, is incorporated by reference to EnergyNorth, Inc.'s Form
         10-K (File No. 1-11441) for the fiscal year ended
         September 30, 1996.

   4.5   Sixth Supplemental Indenture, dated as of
         September 15, 1997, to Gas Service, Inc. General and Refunding Mortgage Indenture, dated as of June 30, 1987, is incorporated by reference to Exhibit 4.5 to EnergyNorth Natural Gas, Inc.'s Amendment No. 1 to Registration Statement on Form S-1, No. 333-32949, dated September
         10, 1997.

   4.6 Copies of credit agreements defining the rights of holders of long-term debt of certain subsidiaries of EnergyNorth, Inc., under which the amounts of the debt issued do not exceed 10% of the consolidated assets of EnergyNorth, Inc., will be furnished to the Securities and Exchange Commission upon request.

   4.7 Rights Agreement, dated as of June 18, 1990, between the Registrant and State Street Bank & Trust
         Company as Rights Agent is incorporated by reference to
         Exhibit I-2 to EnergyNorth, Inc.'s Registration
         Statement on Form 8-A, dated June 18, 1990.

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

  10.3   Supplemental Executive Retirement Plan of
         EnergyNorth, Inc., as amended, is incorporated by reference to Exhibit 10.3 to EnergyNorth, Inc.'s Form 10-K (File No. 1-11441) for the fiscal year ended September
         30, 1996.

  10.4   Deferred Compensation Agreement, dated as of
         October 1, 1997, between Robert R. Giordano and the
         Registrant.

  10.5   Deferred Compensation Agreement, dated as of
         November 30, 1993, between Albert J. Hanlon and the Registrant, as amended, is incorporated by reference to
         Exhibit 10.5 to EnergyNorth, Inc.'s Form 10-K (File No. 0-11035) for the fiscal year ended September 30, 1993.

  10.6 Amendment to Deferred Compensation Agreement, dated as of October 1, 1996, between Albert J. Hanlon and the Registrant is incorporated by reference to
         Exhibit 10.7 to EnergyNorth, Inc.'s Form 10-K (File No. 1-11441) for the fiscal year ended September 30, 1996.

  10.7   Deferred Compensation Agreement, dated as of
         October 1, 1997, between Richard P. Demers and the
         Registrant.

  10.8   Deferred Compensation Agreement, dated as of
         October 1, 1997, between Frank L. Childs and the
         Registrant.

  10.9   Deferred Compensation Agreement, dated as of
         October 1, 1997, between Michelle L. Chicoine and the
         Registrant.

  10.10  EnergyNorth, Inc. 1992 Directors' Deferred
         Compensation Plan, as amended.

  10.11  Consulting Agreement, dated as of October 12,
         1990, between N. George Mattaini and the Registrant is incorporated by reference to Exhibit 10.17 to EnergyNorth, Inc.'s Form 10-K (File No. 0-11035) for the fiscal year ended September 30, 1990.

  10.12 Amendment No. 1 to Consulting Agreement dated as of February 7, 1996 between N. George Mattaini and the Registrant is incorporated by reference to Exhibit
         10.13 to EnergyNorth, Inc.'s Form 10-K (File No. 1-11441) for the fiscal year ended September 30, 1996.

  10.13  Employment Agreement, dated as of December 1,
         1995, between Robert R. Giordano and the Registrant is incorporated by reference to Exhibit 10.9 to EnergyNorth, Inc.'s Form 10-K (File No. 0-11035) for the fiscal year ended September 30, 1995.

  10.14  Employment Agreement, dated as of December 1,
         1995, between Albert J. Hanlon and the Registrant is incorporated by reference to Exhibit 10.11 to EnergyNorth, Inc.'s Form 10-K (File No. 0-11035) for the fiscal year ended September 30, 1995.

  10.15  Management Continuity Agreement, dated as of
         December 7, 1995, between Robert R. Giordano and the
         Registrant is incorporated by reference to Exhibit 10.12 to EnergyNorth, Inc.'s Form 10-K (File No. 0-11035) for the fiscal year ended September 30, 1995.

  10.16 Management Continuity Agreement, dated as of December 7, 1995, between Albert J. Hanlon and the
         Registrant is incorporated by reference to Exhibit 10.14 to EnergyNorth, Inc.'s Form 10-K (File No. 0-11035) for the fiscal year ended September 30, 1995.

  10.17 Management Continuity Agreement, dated as of December 2, 1996, between Michelle L. Chicoine and the Registrant is incorporated by reference to Exhibit
         10.18 to EnergyNorth, Inc.'s Form 10-K (File No. 1-11441) for the fiscal year ended September 30, 1996.

  10.18 Management Continuity Agreement, dated as of December 2, 1996, between Frank L. Childs and the
         Registrant is incorporated by reference to Exhibit 10.19 to EnergyNorth, Inc.'s Form 10-K (File No. 1-11441) for the fiscal year ended September 30, 1996.

  10.19 Management Continuity Agreement, dated as of December 7, 1995, between Richard P. Demers and the
         Registrant is incorporated by reference to Exhibit 10.20 to EnergyNorth, Inc.'s Form 10-K (File No. 1-11441) for the fiscal year ended September 30, 1996.

  10.20 EnergyNorth, Inc. Key Employee Performance and Equity Incentive Plan, as amended, is incorporated by reference to Exhibit 10.15 to EnergyNorth, Inc.'s
         Form 10-K (File No. 0-11035) for the fiscal year ended
         September 30, 1995.

  10.21  Consulting Agreement, dated as of December 1,
         1997, between Albert J. Hanlon and the Registrant.

  10.22  EnergyNorth, Inc. Directors' Incentive
         Compensation Plan is incorporated by reference to
         Exhibit 10 to EnergyNorth Inc.'s Quarterly Report on
         Form 10-Q (File No. 1-11441) for the quarter ended March
         31, 1997.

  21     Subsidiaries of the Registrant.

  23     Consent of Arthur Andersen LLP.

  27     Financial Data Schedule of the Registrant.

  99     EnergyNorth, Inc.'s Dividend Reinvestment and
         Stock Purchase Plan, as amended, is incorporated by reference to Exhibit 99 of EnergyNorth Inc.'s Post-Effective Amendment No. 2 to Registration Statement on Form S-3, No. 33-58127, dated November 21, 1996.