Form 10-Q
period 1997-12-31
ENERGYNORTH INC
filed 1998-01-23
CIK 704503

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


        For the Quarterly Period Ended December 31, 1997


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


EnergyNorth, Inc. had 3,246,258 shares of $1.00 par value common stock outstanding on January 23, 1998, the filing date of this report.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                                ENERGYNORTH, INC.
                      Condensed Consolidated Balance Sheets
                                     Assets
                 (Unaudited, except for September 30, 1997 data)
                             (Thousands of dollars)

                                                     December 31,  September 30,
                                                   1997       1996          1997
                                               ------------------- -------------
Property:
    Utility plant, at cost                     $149,904   $138,099      $146,830
    Accumulated depreciation and amortization    48,960     45,655        47,815
                                               ------------------- -------------
        Net utility plant                       100,944     92,444        99,015
    Net nonutility property, at cost              7,615      7,900         7,430
                                               ------------------- -------------
        Net property                            108,559    100,344       106,445
                                               ------------------- -------------

Current assets:
    Cash and temporary cash investments             551        687         1,998
    Note receivable                                 158         54           111
    Accounts receivable (net of allowances of
      $1,340, $1,268 and $1,357, respectively)   10,982      9,580         3,430
    Unbilled revenues                             3,473      2,877           602
    Deferred gas costs                            1,433      8,024             -
    Inventories, at average cost:
      Materials and supplies                      1,654      1,606         1,756
      Supplemental gas supplies                   7,799      8,204         9,120
    Prepaid and deferred taxes                    1,436      1,139         1,305
    Recoverable FERC 636 transition costs         1,009      2,018         1,261
    Prepaid expenses and other                    1,013        965         1,340
                                               ------------------- -------------
        Total current assets                     29,508     35,154        20,923
                                               ------------------- -------------

Deferred charges:
    Regulatory asset - income taxes               2,401      2,401         2,401
    Recoverable environmental costs               5,044      6,273         6,546
    Other deferred charges                        2,162        795         2,212
                                               ------------------- -------------
        Total deferred charges                    9,607      9,469        11,159
                                               ------------------- -------------

Total assets                                   $147,674   $144,967      $138,527
                                               =================== =============


     See accompanying notes to condensed consolidated financial statements.

                                ENERGYNORTH, INC.
                      Condensed Consolidated Balance Sheets
                      Stockholders' Equity and Liabilities
                 (Unaudited, except for September 30, 1997 data)
                             (Thousands of dollars)

                                                            December 31,   September 30,
                                                           1997      1996           1997
                                                       ------------------  -------------
Capitalization:
    Common stockholders' equity:
        Common stock - par value of $1 per
          share, 10,000,000 shares authorized;
          3,426,258, 3,243,543 and 3,243,543
          shares issued and outstanding, respectively  $  3,246  $  3,244       $  3,244
        Amount in excess of par                          30,488    30,428         30,428
        Retained earnings                                17,154    14,215         14,050
                                                       ------------------  -------------
            Total common stockholders' equity            50,888    47,887         47,722
    Long-term debt                                       45,217    29,689         45,242
                                                       ------------------  -------------
Total capitalization                                     96,105    77,576         92,964
                                                       ------------------  -------------

Current liabilities:
    Notes payable to banks                                2,550    13,050            100
    Current portion of long-term debt                       925     2,121            932
    Current portion of capital lease obligations              -       214             46
    Inventory purchase obligation                         8,861     9,209          7,852
    Accounts payable                                      7,119    10,889          6,046
    Deferred gas costs                                        -         -          1,300
    Accrued interest                                      1,209     1,100            311
    Accrued and deferred taxes                            2,582     2,619            111
    Accrued FERC 636 transition costs                     1,009     2,018          1,261
    Customer deposits, environmental and other            3,793     4,007          3,927
                                                       ------------------  -------------
            Total current liabilities                    28,048    45,227         21,886
                                                       ------------------  -------------

Commitments and contingencies

Deferred credits:
    Deferred income taxes                                18,174    16,623         18,302
    Unamortized investment tax credits                    1,703     1,836          1,734
    Regulatory liability - income taxes                   1,226     1,344          1,254
    Contributions in aid of construction and other        2,418     2,361          2,387
                                                       ------------------  -------------
            Total deferred credits                       23,521    22,164         23,677
                                                       ------------------  -------------

Total stockholders' equity and liabilities             $147,674  $144,967       $138,527
                                                       ==================  =============


        See accompanying notes to condensed consolidated financial statements.

                                ENERGYNORTH, INC.
                   Condensed Consolidated Statements of Income
                        For the periods ended December 31
                                   (Unaudited)
   (Thousands of dollars except for per share amounts and shares outstanding)

                                              Three Months              Twelve Months
                                            1997         1996         1997        1996
                                       ----------------------    ---------------------
Total operating revenues                 $30,892      $29,454     $107,308     $92,432
                                       ----------------------    ---------------------

Operating expenses:
    Cost of gas sold                      15,082       14,872       62,039      48,663
    Operations and maintenance             5,868        5,544       21,982      21,648
    Depreciation and amortization          1,639        1,516        6,276       5,884
    Taxes other than income taxes          1,077          977        2,976       3,915
    Federal and state income taxes         2,425        2,111        4,122       3,594
                                       ----------------------    ---------------------
        Total operating expenses          26,091       25,020       97,395      83,704
                                       ----------------------    ---------------------

Operating income                           4,801        4,434        9,913       8,728

Other income                                 512          249        1,220         907

Interest expense:
    Interest on long-term debt               975          731        3,161       2,971
    Other interest                           196          334          930         719
                                       ----------------------    ---------------------
        Total interest expense             1,171        1,065        4,091       3,690
                                       ----------------------    ---------------------

Net income                               $ 4,142      $ 3,618     $  7,042     $ 5,945
                                       ======================    =====================

Weighted average shares outstanding    3,244,635    3,241,349    3,243,818   3,226,481
                                       ======================    =====================

Basic earnings per share                 $  1.28      $  1.12     $   2.17     $  1.84
                                       ======================    =====================

Dividends declared per share             $   .32      $   .305    $   1.265    $  1.205
                                       ======================    =====================

        See accompanying notes to condensed consolidated financial statements.

                                ENERGYNORTH, INC.
                 Condensed Consolidated Statements of Cash Flows
                     For the three months ended December 31
                                   (Unaudited)
                             (Thousands of dollars)


                                                                1997       1996
                                                             ------------------
Cash flows from operating activities:
    Net income                                               $ 4,142    $ 3,618
    Noncash items:
        Depreciation and amortization                          1,812      1,699
        Deferred taxes and investment tax credits, net          (187)        34

    Changes in:
        Accounts receivable, net                              (7,552)    (7,551)
        Unbilled revenues                                     (2,871)    (2,295)
        Inventories                                            1,423        819
        Prepaid expenses and other                               327        339
        Deferred gas costs                                    (2,733)    (4,241)
        Accounts payable                                       1,073      4,700
        Accrued liabilities                                      745        258
        Accrued/prepaid taxes                                  2,340      1,441
    Payments for environmental costs and other                 1,412       (180)
                                                             ------------------
            Net cash used for operating activities               (69)    (1,359)
                                                             ------------------

Cash flows from investing activities:
    Additions to property                                     (3,784)    (2,600)
    Changes in note receivable, net                              (47)       (15)
                                                             ------------------
            Net cash used by investing activities             (3,831)    (2,615)

Cash flows from financing activities:
    Issues of common stock                                        63         90
    Issues of long-term debt                                     125        343
    Change in notes payable to banks                           2,450      3,515
    Increase in inventory purchase obligation                  2,271      1,963
    Change in customer deposits and other                         49       (201)
    Cash dividends on common stock                            (1,039)      (989)
    Refunding requirements:
        Repayment of long-term debt                             (158)      (148)
        Repayment of capital lease obligations                   (46)       (61)
        Repayment of inventory purchase obligation            (1,262)      (621)
                                                             ------------------
            Net cash provided by financing activities          2,453      3,891
                                                             ------------------

Net decrease in cash and temporary cash investments           (1,447)       (83)
Cash and temporary cash investments, beginning of period       1,998        770
                                                             ------------------
Cash and temporary cash investments, end of period           $   551    $   687
                                                             ==================

     See accompanying notes to condensed consolidated financial statements.

                      ENERGYNORTH, INC.
      Notes to Condensed Consolidated Financial Statements
                      December 31, 1997
                         (Unaudited)


EnergyNorth, Inc. (the "Company") is an exempt public utility holding company operating in southern and central New Hampshire. Its principal operating subsidiaries include EnergyNorth Natural Gas, Inc. ("ENGI"), a natural gas distribution utility, and EnergyNorth Propane, Inc. ("ENPI"), a retail propane company.

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of EnergyNorth, Inc. include the accounts of all subsidiaries. All significant intercompany accounts and transactions have been eliminated in the accompanying financial statements.

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the U. S. Securities and Exchange Commission. Certain footnote disclosures and other information, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted from these interim financial statements, pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 1997 and 1996 and the results of operations for the three and twelve months then ended and statements of cash flows for the three months ended December 31, 1997 and 1996. All accounting policies and practices have been applied in a manner consistent with prior periods. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended September 30, 1997.

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

Reclassifications are made periodically to previously issued financial statements to conform to the current year's presentation.

Note 2.  Cash Flows

Supplemental disclosures of cash flow information for the three months ended December 31, are as follows (in thousands):


                                                     1997     1996
------------------------------------------------------------------
Cash paid (received) during the period for:
    Interest (net of amount capitalized)            $  15     $347
    Income taxes                                     (175)       3

In preparing the accompanying condensed consolidated statements of cash flows, all highly liquid investments having maturities of three months or less when acquired were considered to be cash equivalents and classified as cash and temporary cash investments.

Note 3.  Commitments and Contingencies

For a discussion of commitments and contingencies, please refer to Footnote 9 in the Company's 1997 Annual Report to
Shareholders.

                        ENERGYNORTH, INC.
        Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                        December 31, 1997

Results of Operations

Net income for the three months ended December 31, 1997 increased 14.5% to $4,142,000, or $1.28 per share, compared to $3,618,000, or $1.12 per share, in 1996. For the twelve months ended December 31, 1997, net income was $7,042,000, or $2.17 per share, compared to $5,945,000, or $1.84 per share, in the prior period. Included in the results of the current twelve month period was a one-time, after-tax credit of $649,000, or $.20 per share, which was a result of a property tax settlement.

Temperatures for the three-month and twelve-month periods ended December 31, 1997 were slightly warmer than normal and nearly the same as the prior comparable periods. The table below discloses degree day data as recorded at the U.S. weather station in Concord, New Hampshire, comparing actual degree days to the previous period and to normal. Because of the size and topographical variations of the Company's service territory, weather conditions within such territory often vary. The Company considers Concord, New Hampshire weather data to be representative of weather conditions within its service territory.

           Actual     Actual              Change vs.     Change vs.
          12-31-97   12-31-96   Normal  Previous Period    Normal
          --------   --------   ------  ---------------  ----------

3 months    2,558     2,553     2,603         .2%          (1.7)%
12 months   7,378     7,422     7,515        (.6)%         (1.8)%


Quarterly Comparison

Total operating revenues increased $1.4 million, or 4.9%, for the quarter ended December 31, 1997. Total utility gas service revenues were $27.1 million, a 7% increase from $25.4 million in the prior period. Included in the increase were higher purchased gas costs of $1.2 million that were passed through the cost of gas adjustment ("CGA") to firm customers. Although changes in the CGA rates affect operating revenues, they do not affect total margin because the CGA is a tariff mechanism designed to provide dollar-for-dollar recovery of gas costs. Although temperatures were nearly the same as the prior period, a 2.6% growth in the average number of customers resulted in a 10.5% increase in firm sendout, including firm transportation. Margin earned from utility natural gas operations during the quarter was $1 million, or 8%, higher than the prior period.

The average number of retail propane customers grew by 7.6%, resulting in a 10.4% increase in the volume of gallons sold compared to the prior period. Although retail propane operating revenues decreased approximately 8% as prices decreased in response to lower propane costs from suppliers, gross margin increased more than 10% for the quarter ended December 31, 1997.

Increases in wage rates and bad debt expense were the primary reasons that operations and maintenance expenses increased from the prior comparable period. Depreciation and amortization expenses increased for the period as a result of capital additions and amortization of environmental remediation costs. Taxes other than income taxes increased approximately 10% primarily as a result of higher property tax assessments and rates. Total interest expense increased approximately 10% due mostly to the $22 million of 7.4% First Mortgage Bonds issued in September 1997.

Twelve-Month Comparison

Total operating revenues increased $14.9 million, or 16.1%, for the twelve months ended December 31, 1997. Total utility gas service revenues were $94.8 million compared to $80.2 million in the prior period, an 18.2% increase. Significantly higher revenues were due primarily to $14.5 million of higher gas costs that were passed through the CGA. Although the weather was virtually the same as the prior period, the 2.3% growth in the average number of customers resulted in an increase in firm sendout, including firm transportation, of more than 4%. Margin earned from utility natural gas operations was 3.1% higher than the prior twelve-month period.

Retail propane operating revenues increased 2.7% for the twelve months ended December 31, 1997. Propane gallons sold increased more than 3% due to significant growth of nearly 8% in the average number of customers. In addition, gross margin for the current twelve-month period increased 5.3% compared to the prior comparable period.

Increased maintenance costs partially offset by reductions in the work force were the main reasons for the 1.5% increase in operations and maintenance expenses for the period. Higher depreciation and amortization charges were a direct result of plant additions and amortization of environmental remediation costs. Taxes other than income taxes decreased almost 24% as a result of a property tax settlement.

Interest income resulting from federal income tax settlement refunds was the principal reason for the increase in other income.

Total interest expense increased almost 11% during the twelve-month period due to the $22 million of 7.4% First Mortgage Bonds issued in September 1997 and an increase in interest to be collected from customers on the average deferred gas cost undercollected balance.

Capital Resources and Liquidity

The Company's major capital requirements result from normal replacements and efforts to improve the efficiency of the existing plant and to serve additional customers. For the three months ended December 31, 1997, capital expenditures totaled approximately $3.8 million.

Cash flow patterns reflect the seasonality of the Company's business. The greatest demand for cash is in the fall and early winter as construction projects are brought to completion and during the winter as accounts receivable balances grow.

The undercollected deferred gas costs balance at December 31, 1997 is due mostly to the timing of the recovery of increased utility purchased gas costs. The undercollected amounts are expected to be recovered from firm gas customers during the winter period through the CGA.

Capital expenditures, undercollected deferred gas costs and working capital requirements were financed by internally generated funds and supplemented by short-term bank borrowings. At December 31, 1997, the Company had unsecured bank lines of credit of $15.5 million, $2.6 million of which was outstanding.

Construction expenditures for fiscal 1998 are expected to total approximately $12.8 million. Construction expenditures, payment of dividends, long-term debt repayments, environmental remediation and working capital requirements will continue to be funded through cash generated by operations supplemented by available lines of credit.

Federal Energy Regulatory Commission Order 636

Federal Energy Regulatory Commission Order 636 allows interstate pipeline companies to recover transition costs created as they buy out of long-term, fixed-price gas contracts. Since the Company's pipeline supplier, Tennessee Gas Pipeline Company, began billing these costs on September 1, 1993 as a component of demand charges, $8.1 million has been billed through December 31, 1997. The Company has recorded additional transition costs of approximately $1 million that are expected to be billed over a period of 12 months. The Company is recovering transition costs through the CGA.

Environmental Matters

The Company and certain of its predecessors owned or operated several facilities for the manufacture of gas from coal, a process used through the mid-1900s that produced by-products that may be considered contaminated or hazardous under current law, and some of which may still be present at such facilities. There has been no significant change in the information disclosed in the Company's September 30, 1997 Form 10-K.

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

New Accounting Standards

The Company has adopted Statement of Financial Accounting
Standards No. 128, "Earnings per Share," effective quarter ended
December 31, 1997 and has reflected basic earnings per share on the face of the statements of income.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

A description of pending legal proceedings is contained in the Company's annual report on Form 10-K for the fiscal year ended
September 30, 1997.

No further material legal proceedings or material developments occurred in the quarter ended December 31, 1997.

Items 2-5 are not applicable.

Item 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits:

                  27  - Financial Data Schedule
                        (Submitted only in electronic format to the Securities and Exchange Commission)

   (b)  Reports on Form 8-K:

                  The Company did not file any reports on Form 8-K during the quarter ended December 31, 1997.

                        ENERGYNORTH, INC.



                            SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         EnergyNorth, Inc.
                                            (Registrant)




Date:  January 23, 1998                    /s/  DAVID A. SKRZYSOWSKI
                                      David A. Skrzysowski, duly authorized
                                          Vice President & Controller
                                        (Principal Accounting Officer)