Form 10-Q
period 1998-03-31
ENERGYNORTH INC
filed 1998-04-29
CIK 704503

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


          For the Quarterly Period Ended March 31, 1998


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


                         (603) 625-4000
      (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


EnergyNorth, Inc. had 3,246,258 shares of $1.00 par value common stock outstanding on April 29, 1998, the filing date of this report.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                ENERGYNORTH, INC.
                      Condensed Consolidated Balance Sheets
                                     Assets
                 (Unaudited, except for September 30, 1997 data)
                             (Thousands of dollars)

                                                                March 31,        September 30,
                                                             1998        1997             1997
                                                         --------------------    -------------
Property:
    Utility plant, at cost                               $151,582    $139,994         $146,830
    Accumulated depreciation and amortization              50,088      46,704           47,815
                                                         --------------------    -------------
        Net utility plant                                 101,494      93,290           99,015
    Net nonutility property, at cost                        7,487       7,743            7,430
                                                         --------------------    -------------
        Net property                                      108,981     101,033          106,445
                                                         --------------------    -------------
Current assets:
    Cash and temporary cash investments                     6,247       1,121            1,998
    Note receivable                                             -          79              111
    Accounts receivable (net of allowances of
      $1,258, $1,336 and $1,357 respectively)              13,351      16,370            3,430
    Unbilled revenues                                       1,454       1,638              602
    Deferred gas costs                                          -       1,228                -
    Inventories, at average cost:
      Materials and supplies                                1,780       1,674            1,756
      Supplemental gas supplies                             4,656       3,802            9,120
    Prepaid and deferred taxes                              1,162         668            1,305
    Recoverable FERC 636 transition costs                     757       1,305            1,261
    Prepaid expenses and other                                708         703            1,340
                                                         --------------------     ------------
        Total current assets                               30,115      28,588           20,923
                                                         --------------------     ------------
Deferred charges:
    Regulatory asset - income taxes                         2,401       2,401            2,401
    Recoverable environmental costs                         5,003       6,140            6,546
    Other deferred charges                                  3,934         548            2,212
                                                         --------------------     ------------
        Total deferred charges                             11,338       9,089           11,159
                                                         --------------------     ------------
Total assets                                             $150,434    $138,710         $138,527
                                                         ====================     ============

                       See accompanying notes to condensed consolidated financial statements.

                                ENERGYNORTH, INC.
                      Condensed Consolidated Balance Sheets
                      Stockholders' Equity and Liabilities
                 (Unaudited, except for September 30, 1997 data)
      (Thousands of dollars except per share amount and shares outstanding)

                                                               March 31,       September 30,
                                                             1998        1997           1997
                                                         --------------------  -------------
Capitalization:
    Common stockholders' equity:
        Common stock - par value of $1 per
          share 10,000,000 shares authorized;
          3,246,258, 3,243,543 and 3,243,543
          shares issued and outstanding, respectively    $  3,246    $  3,244       $  3,244
        Amount in excess of par                            30,488      30,428         30,428
        Retained earnings                                  21,950      19,807         14,050
                                                         --------------------  -------------
            Total common stockholders' equity              55,684      53,479         47,722
    Long-term debt                                         44,815      29,283         45,242
                                                         --------------------  -------------
Total capitalization                                      100,499      82,762         92,964
                                                         --------------------  -------------

Current liabilities:
    Notes payable to banks                                  1,600       9,500            100
    Current portion of long-term debt                         939       2,140            932
    Current portion of capital lease obligations                -         153             46
    Inventory purchase obligation                           5,311       4,930          7,852
    Accounts payable                                        7,321       7,601          6,046
    Deferred gas costs                                      1,908           -          1,300
    Accrued interest                                          264         394            311
    Accrued  and deferred taxes                             4,528       4,270            111
    Accrued FERC 636 transition costs                         757       1,305          1,261
    Customer deposits, environmental and other              3,912       3,290          3,927
                                                         --------------------  -------------
            Total current liabilities                      26,540      33,583         21,886
                                                         --------------------  -------------

Commitments and contingencies

Deferred credits:
    Deferred income taxes                                  18,094      16,910         18,302
    Unamortized investment tax credits                      1,672       1,802          1,734
    Regulatory liability - income taxes                     1,197       1,314          1,254
    Contributions in aid of construction and other          2,432       2,339          2,387
                                                         --------------------  -------------
            Total deferred credits                         23,395      22,365         23,677
                                                         --------------------  -------------

Total stockholders' equity and liabilities               $150,434    $138,710       $138,527
                                                         ====================  =============

                  See accompanying notes to condensed consolidated financial statements.

                                ENERGYNORTH, INC.
                   Condensed Consolidated Statements of Income
                         For the periods ended March 31
                                   (Unaudited)
   (Thousands of dollars except for per share amounts and shares outstanding)

                                            Three Months              Six Months            Twelve Months
                                           1998        1997         1998        1997        1998        1997
                                      ----------------------   ---------------------   ---------------------
Total operating revenues                $42,032     $48,898      $72,924     $78,352    $100,442    $101,669
                                      ----------------------   ---------------------   ---------------------

Operating expenses:
    Cost of gas sold                     23,830      29,663       38,912      44,535      56,206      58,302
    Operations and maintenance            5,375       5,488       11,243      11,032      21,869      21,319
    Depreciation and amortization         1,725       1,608        3,364       3,124       6,392       5,918
    Taxes other than income taxes         1,017         981        2,094       1,958       3,012       3,873
    Federal and state income taxes        3,427       3,863        5,852       5,974       3,686       3,614
                                      ----------------------   ---------------------   ---------------------
        Total operating expenses         35,374      41,603       61,465      66,623      91,165      93,026
                                      ----------------------   ---------------------   ---------------------

Operating income                          6,658       7,295       11,459      11,729       9,277       8,643
                                      ----------------------   ---------------------   ---------------------

Other income                                337         239          849         488       1,317         898

Interest expense:
    Interest on long-term debt              968         726        1,943       1,457       3,402       2,941
    Other interest                          191         227          387         561         895         748
                                      ----------------------   ---------------------   ---------------------
        Total interest expense            1,159         953        2,330       2,018       4,297       3,689
                                      ----------------------   ---------------------   ---------------------

Net income                              $ 5,836     $ 6,581      $ 9,978     $10,199    $  6,297    $  5,852
                                      ======================   =====================   =====================

Weighted average shares outstanding   3,246,258   3,243,543    3,245,438   3,242,433   3,244,488   3,234,519
                                      ======================   =====================   =====================

Basic earnings per share                $  1.80     $  2.03      $  3.07     $  3.15     $  1.94    $   1.81
                                      ======================   =====================   =====================

Dividends declared per share            $   .32     $   .305     $   .64     $   .61     $  1.28    $   1.22
                                      ======================   =====================   =====================

                See accompanying notes to condensed consolidated financial statements.

                                ENERGYNORTH, INC.
                 Condensed Consolidated Statements of Cash Flows
                        For the six months ended March 31
                                   (Unaudited)
                             (Thousands of dollars)

                                                               1998        1997
                                                            --------   ---------
Cash flows from operating activities:
    Net income                                              $ 9,978    $ 10,199
    Noncash items:
        Depreciation and amortization                         3,662       3,490
        Deferred taxes and investment tax credits, net         (327)        257

    Changes in:
        Accounts receivable, net                             (9,921)    (14,341)
        Unbilled revenues                                      (852)     (1,056)
        Inventories                                           4,440       5,153
        Prepaid expenses and other                              632         601
        Deferred gas costs                                      608       2,555
        Accounts payable                                      1,275       1,412
        Accrued liabilities                                    (563)       (601)
        Accrued/prepaid taxes                                 4,559       3,563
    Payments for environmental costs and other                  (31)       (571)
                                                            --------   ---------
            Net cash provided by operating activities        13,460      10,661
                                                            --------   ---------

Cash flows from investing activities:
    Additions to property                                    (5,847)     (4,824)
    Changes in note receivable, net                             111         (40)
                                                            --------   ---------
            Net cash used by investing activities            (5,736)     (4,864)
                                                            --------   ---------

Cash flows from financing activities:
    Issues of common stock                                       63          91
    Issues of long-term debt                                    254         460
    Change in notes payable to banks                          1,500         (35)
    Increase in inventory purchase obligation                 2,602       2,604
    Change in customer deposits and other                        47        (272)
    Cash dividends on common stock                           (2,078)     (1,979)
    Refunding requirements:
        Repayment of long-term debt                            (674)       (652)
        Repayment of capital lease obligations                  (46)       (122)
        Repayment of inventory purchase obligation           (5,143)     (5,541)
                                                            --------   ---------
            Net cash used for financing activities           (3,475)     (5,446)
                                                            --------   ---------

Net increase in cash and temporary cash investments           4,249         351
Cash and temporary cash investments, beginning of period      1,998         770
                                                            --------   ---------
Cash and temporary cash investments, end of period          $ 6,247    $  1,121
                                                            ========   =========

        See accompanying notes to condensed consolidated financial statements.

                        ENERGYNORTH, INC.
      Notes to Condensed Consolidated Financial Statements
                         March 31, 1998
                           (Unaudited)

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

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the U. S. Securities and Exchange
Commission. Certain footnote disclosures and other information, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted from these interim financial statements, pursuant to such rules and regulations, although the Company believes that the disclosures, when read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended
September 30, 1997, are adequate to make the information not misleading.
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 1998 and 1997 and the results of operations for the three, six and twelve months then ended and statements of cash flows for the six months ended March 31, 1998 and 1997. All accounting policies and practices have been applied in a manner consistent with prior periods.

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

Reclassifications are made periodically to previously issued financial statements to conform to the current year's presentation.

Note 2.  Cash Flows

Supplemental disclosures of cash flow information for the six months ended March 31, are as follows (in thousands):

                                                   1998      1997
-----------------------------------------------------------------
Cash paid during the period for:
    Interest (net of amount capitalized)         $2,060    $2,150
    Income taxes                                  2,004     2,417


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

                        ENERGYNORTH, INC.
        Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations
                         March 31, 1998

Results of Operations

Net income for the three months ended March 31, 1998 was $5,836,000, or $1.80 per share, compared to $6,581,000, or $2.03 per share, in 1997. For the six months ended March 31, 1998, net income decreased to $9,978,000, or $3.07 per share, from $10,199,000, or $3.15, in 1997. Net income for the twelve months ended March 31, 1998 increased to $6,297,000, or $1.94 per share, compared to $5,852,000, or $1.81 per share, in the prior period. Included in the current twelve-month period results was a one-time, after-tax credit of $649,000, or $.20 per share, which was the result of a property tax settlement.

Temperatures for the current three, six and twelve-month periods were significantly warmer than the prior comparable periods and had a major impact on the results of operations for the periods presented. The table below discloses degree day data as recorded at the U.S. weather station in Concord, New Hampshire, comparing actual degree days to the previous period and to normal. Due to the size and topographical variations of the Company's service territory, weather conditions vary. Concord, New Hampshire weather data is considered to be representative of the territory.

             Actual      Actual              Change vs.      Change vs.
            03-31-98    03-31-97   Normal  Previous Period     Normal
            --------    --------   ------  ---------------   ----------

3 months     2,981       3,440     3,602      (13.3)%         (17.2)%
6 months     5,539       5,993     6,205       (7.6)%         (10.7)%
12 months    6,919       7,228     7,500       (4.3)%          (7.7)%


Quarterly Comparison

Total operating revenues decreased almost $6.9 million, or 14%, for the quarter ended March 31, 1998. Total utility gas service revenues were $37.5 million compared to $43.4 million in the prior period. Although the average number of customers increased 2.4% for the quarter, the weather was 13.3% warmer and firm sendout, including transportation, decreased 5.3%. Also contributing to the decrease in revenues were lower purchased gas costs of $4.1 million that were passed through the cost of gas adjustment ("CGA") to firm customers. Although changes in the CGA rates affect operating revenues, they do not affect total margin because the CGA is a tariff mechanism designed to provide dollar-for-dollar recovery of gas costs. Margin decreased 5% for the quarter.

Despite a 7.1% increase in the average number of retail propane customers, propane gallons sold decreased 4.6% for the three-month period due to warm temperatures. Consequently, retail propane operating revenues decreased $935,000 and gross margin decreased 7.5% compared to the same quarter last year.

Operations and maintenance expenses for the three months ended March 31, 1998 decreased $113,000. Maintenance expenses were lower than the prior period, since repair work associated with cold temperatures was kept to a minimum. In addition, bad debt expense was approximately $70,000 lower than the prior period. The 7.3% increase in depreciation and amortization expenses was the result of capital additions. Total interest expense increased $206,000, or 21.6%, due mostly to the $22 million of 7.4% First Mortgage Bonds issued in September 1997.

Six-Month Comparison

Total operating revenues decreased $5.4 million, or 6.9%, for the six months ended March 31, 1998. Total utility gas service revenues were $64.6 million compared to $68.8 million in the prior period, a 6% decrease. The decrease included lower purchased gas costs of $2.9 million that were passed through the CGA to firm customers. In addition, revenues decreased as customers switched from sales gas to transportation sales. The average number of customers increased 2.5% and firm sendout increased 1.2%, despite the warmer weather. Margin earned from utility natural gas operations increased only slightly for the six months.

The average number of retail propane customers grew nearly 7.4% for the six-month period. Although temperatures were 7.6% warmer than the prior period, retail propane gallons sold increased approximately 1.6%. Operating revenues, however, decreased $1.3 million as prices decreased in response to lower propane costs from suppliers. Margin remained essentially unchanged from the prior comparable six-month period.

Operations and maintenance expenses increased only 1.9%, due mainly to increased wage rates. Continued capital additions to the distribution system was the primary reason for the 7.7% increase in depreciation and amortization expense. The increase in other income was due mostly to interest on refunds received from federal income tax settlements. The primary reason for the 15.5% increase in total interest expense was the September 1997 new debt issuance.

Twelve-Month Comparison

Total operating revenues decreased $1.2 million, or 1.2%, for the twelve months ended March 31, 1998. Although the average number of customers increased 2.4% and firm sendout increased nearly
3.2%, utility gas service revenues decreased slightly to $88.8 million from $89 million in the prior period. Included in the current period revenues were lower gas costs of $600,000 that were passed through the CGA. In addition, revenues resulting from the increase in firm sendout were offset by customers switching from sales gas to transportation sales. Margin from natural gas operations increased 2%.

For the twelve months ended March 31, 1998, the average number of retail propane customers increased 7.6% and propane gallons sold increased almost 2.9%. As sales prices decreased to reflect lower propane costs charged by suppliers, operating revenues decreased more than $1 million, or 8.1%. Margin earned from retail propane operations increased 2.5% compared to the prior period.

Increases in wage rates and bad debt expense were the primary reasons for the 2.6% increase in operations and maintenance expenses for the twelve-month period. Higher depreciation and amortization charges were the direct result of plant additions and amortization of environmental remediation costs. Taxes other than income taxes decreased as a result of favorable property tax settlements. The increase in other income included interest on refunds received from federal income tax settlements. In addition, startup losses of $122,000 incurred in two joint venture projects were recorded in the prior twelve-month period.

Capital Resources and Liquidity

Cash flow patterns reflect the seasonality of the Company's business. The greatest demand for cash is in the fall and early winter as construction projects are brought to completion and during the winter as accounts receivable balances grow. The net accounts receivable balance at March 31, 1998 is $13.4 million and reflects lower revenues resulting from the warmer temperatures and from lower purchased gas costs being passed through the CGA. During the spring and early summer months, a positive cash flow stream is created as accounts receivable balances are collected. At this time, inventories have been utilized and prepaid amounts, mostly insurance, are being amortized. The overcollected deferred gas cost amounts at March 31, 1998 will be returned to customers through the CGA mechanism in future periods.

The Company's major capital requirements result from efforts to serve additional customers and from normal replacements and efficiency improvements to the existing plant. For the six months ended March 31, 1998, capital expenditures totaled more than $5.8 million.

Capital expenditures and working capital requirements were financed by internally generated funds and supplemented by short-term bank borrowings. At March 31, 1998, the Company had unsecured bank lines of credit of $25.65 million, $1.6 million of which was outstanding.

Construction expenditures for fiscal 1998 are expected to total approximately $12.8 million. Construction expenditures, payment of dividends, long-term debt repayments, environmental remediation and working capital requirements will continue to be funded through cash generated by operations supplemented by available lines of credit.

Federal Energy Regulatory Commission Order 636

Federal Energy Regulatory Commission Order 636 allows interstate pipeline companies to recover transition costs created as they buy out of long-term, fixed-price gas contracts. Since the Company's pipeline supplier, Tennessee Gas Pipeline Company, began billing these costs on September 1, 1993 as a component of demand charges, $8.4 million has been billed through March 31, 1998. The Company has recorded additional transition costs of approximately

$757,000 that are expected to be billed over a period of nine months. The Company is recovering transition costs through the CGA.

Environmental Matters

The Company and certain of its predecessors owned or operated several facilities for the manufacture of gas from coal, a process used through the mid-1900s that produced by-products that may be considered contaminated or hazardous under current law, and some of which may still be present at such facilities.

The estimated cost of remedial action required by the New Hampshire Department of Environmental Services for a portion of a former manufacturing site in Concord, New Hampshire ranges from $2 million to $3.3 million. The Company has recorded $2 million at March 31, 1998 in deferred charges. In a proceeding before the State of New Hampshire Public Utilities Commission (the "Commission"), the Company and
Commission Staff have reached an agreement that provides for recovery from ratepayers, over a seven-year period, of substantially all costs of investigation, remediation and recovery efforts through March 31, 1998. The recovery amount is net of recoveries from third parties and does not include recovery of carrying costs. The agreement is subject to approval by the Commission.

Through March 31, 1998, the Company had reached settlements with certain of the defendants in suits brought by the Company against numerous parties to recover the costs of investigation and remediation of the Concord site in an aggregate amount of $2.1 million and further payment to the Company of a portion of future Concord site remediation costs.

In suits brought by the Company against numerous insurers seeking recovery of investigation and remediation expenses in connection with a former manufactured gas plant in Laconia, New Hampshire, the Company had reached settlements with defendants in an aggregate amount of $150,000, through March 31, 1998.

Factors that May Affect Future Results

The Private Securities Litigation Reform Act of 1995 encourages the use of cautionary statements accompanying forward-looking statements. The preceding Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements concerning the impact of changes in the cost of gas and of the CGA mechanism on total margin; projected capital expenditures and sources of cash to fund expenditures;
and estimated costs of environmental remediation and anticipated regulatory approval of recovery mechanisms. The Company's future results, generally and with respect to such forward-looking statements, may be affected by many factors, among which are uncertainty as to the regulatory allowance of recovery of changes in the cost of gas; uncertain demands for capital expenditures and the availability of cash from various sources; uncertainty as to whether transportation rates will be reduced in future regulatory proceedings with resulting decreases in transportation margins; and uncertainty as to environmental costs and as to regulatory approval of the full recovery of environmental costs, transition costs and other regulatory assets.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

A description of pending legal proceedings is contained in the Company's annual report on Form 10-K for the fiscal year ended
September 30, 1997.

The Company reached settlements totalling $550,000 in suits for recovery of investigation and remediation at former manufactured gas plant sites, described in Part I, Management's Discussion and Analysis of Financial Condition and Results of Operations. No further material legal proceedings or material developments occurred in the quarter.

Items 2, 3 and 5 are not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

The shareholders of the Company elected certain directors and ratified the appointment of auditors at the annual meeting held on February 4, 1998. Numbers of votes for each nominee and for the ratification of auditors are shown in the following table.

                                  Against or                    Broker
                            For     Withheld      Abstain     Nonvotes
                      ------------------------------------------------
Director Nominees
-----------------

Joan P. Cudhea        2,770,504       25,809            -            -
Sylvio L. Dupuis      2,776,430       29,883            -            -
Andrew E. Lietz       2,774,782       21,531            -            -

Auditor Ratification  2,774,323        7,197       14,793            -
--------------------

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits:

          27   - Financial Data Schedule
                 (Submitted only in electronic format to the Securities and Exchange Commission)

  (b)  Reports on Form 8-K:

          The Company did not file any reports on Form 8-K during the quarter ended March 31, 1998.

                        ENERGYNORTH, INC.



                            SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         EnergyNorth, Inc.
                                            (Registrant)




Date:     April 29, 1998            /s/  DAVID A. SKRZYSOWSKI
                               David A. Skrzysowski, duly authorized
                                    Vice President & Controller
                                   (Principal Accounting Officer)