Form 10-Q
period 1998-06-30
ENERGYNORTH INC
filed 1998-07-24
CIK 704503

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


          For the Quarterly Period Ended June 30, 1998


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


EnergyNorth, Inc. had 3,317,498 shares of $1.00 par value common stock outstanding on July 24, 1998, the filing date of this report.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                                ENERGYNORTH, INC.
                      Condensed Consolidated Balance Sheets
                                     Assets
                 (Unaudited, except for September 30, 1997 data)
                             (Thousands of dollars)


                                                    June 30,       September 30,
                                                   1998      1997           1997
                                               ------------------  -------------

Property:
    Utility plant, at cost                     $154,918  $143,743       $146,830
    Accumulated depreciation and amortization    50,819    47,690         47,815
                                               ------------------  -------------
        Net utility plant                       104,099    96,053         99,015
    Net nonutility property, at cost              7,773     7,526          7,430
                                               ------------------  -------------
        Net property                            111,872   103,579        106,445
                                               ------------------  -------------

Current assets:
    Cash and temporary cash investments           6,845       992          1,998
    Note receivable                                   -         -            111
    Accounts receivable (net of allowances of
      $1,230, $1,378 and $1,357, respectively)   13,609     6,706          3,430
    Unbilled revenues                               595       593            602
    Inventories, at average cost:
      Materials and supplies                      2,304     1,657          1,756
      Supplemental gas supplies                   6,990     5,551          9,120
    Prepaid and deferred taxes                    1,869     1,434          1,305
    Recoverable FERC 636 transition costs           505     1,514          1,261
    Prepaid expenses and other                      444       477          1,340
                                               ------------------  -------------
        Total current assets                     33,161    18,924         20,923
                                               ------------------  -------------

Deferred charges:
    Regulatory asset - income taxes               2,401     2,401          2,401
    Recoverable environmental costs               5,464     6,268          6,546
    Deferred charges and other assets             3,879       344          2,212
                                               ------------------  -------------
        Total deferred charges                   11,744     9,013         11,159
                                               ------------------  -------------

Total assets                                   $156,777  $131,516       $138,527
                                               ==================  =============

      See accompanying notes to condensed consolidated financial statements.

                                ENERGYNORTH, INC.
                      Condensed Consolidated Balance Sheets
                      Stockholders' Equity and Liabilities
                 (Unaudited, except for September 30, 1997 data)
                             (Thousands of dollars)

                                                            June 30,      September 30,
                                                         1998       1997           1997
                                                     -------------------  -------------
Capitalization:
    Common stockholders' equity:
       Common stock - par value of $1 per
       share, 10,000,000 shares authorized;
       3,316,148, 3,243,543 and 3,243,543
       shares issued and outstanding, respectively   $  3,316   $  3,244       $  3,244
    Amount in excess of par                            32,410     30,428         30,428
    Retained earnings                                  19,082     17,194         14,050
                                                     -------------------  -------------
        Total common stockholders' equity              54,808     50,866         47,722
    Long-term debt                                     45,731     29,168         45,242
                                                     -------------------  -------------
Total capitalization                                  100,539     80,034         92,964
                                                     -------------------  -------------

Current liabilities:
    Notes payable to banks                              1,505      5,500            100
    Current portion of long-term debt                   1,012      2,145            932
    Current portion of capital lease obligations            -         98             46
    Inventory purchase obligation                       5,919      4,101          7,852
    Accounts payable                                   12,297      5,990          6,046
    Deferred gas costs                                  3,959      2,476          1,300
    Accrued interest                                    1,173      1,064            311
    Accrued  and deferred taxes                         2,382      2,877            111
    Accrued FERC 636 transition costs                     505      1,514          1,261
    Customer deposits, environmental and other          3,416      3,148          3,927
                                                     -------------------  -------------
        Total current liabilities                      32,168     28,913         21,886
                                                     -------------------  -------------

Commitments and contingencies

Deferred credits:
    Deferred income taxes                              18,605     17,155         18,302
    Unamortized investment tax credits                  1,641      1,768          1,734
    Regulatory liability - income taxes                 1,169      1,284          1,254
    Contributions in aid of construction and other      2,655      2,362          2,387
                                                     -------------------  -------------
        Total deferred credits                         24,070     22,569         23,677
                                                     -------------------  -------------

Total stockholders' equity and liabilities           $156,777   $131,516       $138,527
                                                     ===================  =============

       See accompanying notes to condensed consolidated financial statements.

                                ENERGYNORTH, INC.
                   Condensed Consolidated Statements of Income
                          For the periods ended June 30
                                   (Unaudited)
   (Thousands of dollars except for per share amounts and shares outstanding)


                                           Three Months            Nine Months            Twelve Months
                                           1998        1997        1998        1997       1998        1997
                                      ----------------------  ---------------------  ----------------------

Total operating revenues                $20,498     $18,085     $93,422     $96,437   $102,855    $104,853
                                      ----------------------  ---------------------  ----------------------

Operating expenses:
    Cost of sales                        14,106      12,118      53,018      56,653     58,195      61,070
    Operations and maintenance            5,542       5,226      16,785      16,258     22,185      21,341
    Depreciation and amortization         1,640       1,542       5,004       4,666      6,491       6,025
    Taxes other than income taxes         1,064         988       3,158       2,946      3,088       3,862
    Federal and state income taxes       (1,031)       (936)      4,821       5,038      3,590       3,660
                                      ----------------------  ---------------------  ----------------------
        Total operating expenses         21,321      18,938      82,786      85,561     93,549      95,958
                                      ----------------------  ---------------------  ----------------------

Operating income (loss)                    (823)       (853)     10,636      10,876      9,306       8,895
                                      ----------------------  ---------------------  ----------------------

Other income                                247         200       1,096         688      1,364         883

Interest expense:
    Interest on long-term debt              975         725       2,918       2,182      3,653       2,913
    Other interest                          207         198         594         759        903         893
                                      ----------------------  ---------------------  ----------------------
        Total interest expense            1,182         923       3,512       2,941      4,556       3,806
                                      ----------------------  ---------------------  ----------------------

Net income (loss)                       $(1,758)    $(1,576)    $ 8,220     $ 8,623   $  6,114    $  5,972
                                      ======================  =====================  ======================

Weighted average shares outstanding   3,281,587   3,243,543   3,257,487   3,242,804  3,253,973   3,239,972
                                      ======================  =====================  ======================

Earnings (loss) per share               $  (.54)    $  (.49)    $  2.52     $  2.66   $   1.88    $   1.84
                                      ======================  =====================  ======================

Dividends declared per share            $   .335    $   .32     $   .975    $   .93   $   1.295   $   1.235
                                      ======================  =====================  ======================


                 See accompanying notes to condensed consolidated financial statements.


                                ENERGYNORTH, INC.
                 Condensed Consolidated Statements of Cash Flows
                        For the nine months ended June 30
                                   (Unaudited)
                             (Thousands of dollars)

                                                               1998        1997
                                                           ---------   ---------
Cash flows from operating activities:
    Net income                                             $  8,220    $  8,623
    Noncash items:
        Depreciation and amortization                         5,427       5,207
        Deferred taxes and investment tax credits, net          153         438

    Changes in:
        Accounts receivable, net                             (2,817)     (4,591)
        Unbilled revenues                                         7         (11)
        Inventories                                           1,972       3,421
        Prepaid expenses and other                              918         827
        Deferred gas costs                                    2,659       6,258
        Accounts payable                                      1,137        (199)
        Accrued liabilities                                     310          64
        Accrued/prepaid taxes                                 1,575       1,403
    Payments for environmental costs and other                 (965)       (759)
                                                           ---------   ---------
            Net cash provided by operating activities        18,596      20,681
                                                           ---------   ---------

Cash flows from investing activities:
    Additions to property                                   (10,000)     (8,943)
    Changes in note receivable, net                             131         (47)
    Other investing activities                                  249           -
                                                           ---------   ---------
            Net cash used by investing activities            (9,620)     (8,990)
                                                           ---------   ---------

Cash flows from financing activities:
    Issues of common stock                                       63          90
    Issues of long-term debt                                    456         508
    Change in notes payable to banks                          1,373      (4,035)
    Increase in inventory purchase obligation                 5,144       4,239
    Change in customer deposits and other                         3        (264)
    Cash dividends on common stock                           (3,189)     (3,016)
    Refunding requirements:
        Repayment of long-term debt                            (856)       (809)
        Repayment of capital lease obligations                  (46)       (177)
        Repayment of inventory purchase obligation           (7,077)     (8,005)
                                                           ---------   ---------
            Net cash used for financing activities           (4,129)    (11,469)
                                                           ---------   ---------

Net increase in cash and temporary cash investments           4,847         222
Cash and temporary cash investments, beginning of period      1,998         770
                                                           ---------   ---------
Cash and temporary cash investments, end of period         $  6,845    $    992
                                                           =========   =========

     See accompanying notes to condensed consolidated financial statements.

                     ENERGYNORTH, INC.
    Notes to Condensed Consolidated Financial Statements
                       June 30, 1998
                        (Unaudited)

EnergyNorth, Inc. (the "Company") is an exempt public utility holding company operating in southern and central New Hampshire.
Its principal operating subsidiaries include EnergyNorth Natural
Gas, Inc. ("ENGI"), EnergyNorth Propane, Inc. ("ENPI"), and ENI Mechanicals, Inc. ("ENMI"). ENGI is New Hampshire's largest natural gas utility with over 70,000 customers. ENPI is a retail propane company serving over 14,000 customers in New Hampshire, and through its 49% investment in VGS Propane, LLC, serves more than 9,000 customers in Vermont. ENMI, through its wholly-owned subsidiaries, Northern Peabody, Inc. ("NPI") and Granite State Plumbing and Heating,
Inc. ("GSP&H"), provides mechanical contracting services for commercial, industrial and institutional customers in northern New England.
They are engaged in the construction, design and service of heating, ventilation and air conditioning equipment, and process piping.

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of EnergyNorth, Inc. include the accounts of all subsidiaries. All significant intercompany accounts and transactions have been eliminated in the accompanying financial statements.

Effective May 1, 1998, the Company acquired NPI and GSP&H, which are subsidiaries of ENMI. The acquisition was accounted for as a purchase, and is reflected in the condensed consolidated financial statements for the periods ended June 30, 1998.

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the U. S. Securities and Exchange Commission. Certain footnote disclosures and other information, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted from these interim financial statements, pursuant to such rules and regulations, although the Company believes that the disclosures, when read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended September 30, 1997, are adequate to make the information not misleading. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 1998 and 1997, and the results of operations for the three, nine and twelve months then ended and statements of cash flows for the nine months ended June 30, 1998 and 1997. All accounting policies and practices have been applied in a manner consistent with prior periods.

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

Reclassifications are made periodically to previously issued financial statements to conform to the current year's presentation.

Note 2.  Cash Flows

Supplemental disclosures of cash flow information for the nine months ended June 30, are as follows (in thousands):

                                                   1998      1997
-----------------------------------------------------------------
Cash paid during the period for:
    Interest (net of amount capitalized)         $2,222    $2,386
    Income taxes                                  2,890     2,723

Noncash activities:
    Acquisition investment                        1,992         -

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

                       ENERGYNORTH, INC.
      Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations
                         June 30, 1998

Results of Operations

Net loss for the three months ended June 30, 1998, was $(1,758,000), or $(.54) per share, compared to $(1,576,000), or
$(.49) per share, in 1997. Net income decreased to $8,220,000, or $2.52 per share, for the nine months ended June 30, 1998, from $8,623,000, or $2.66 per share, in 1997. For the twelve months ended June 30, 1998, net income was $6,114,000, or $1.88 per share, compared to $5,972,000, or $1.84 per share, in the prior period. Included in the current twelve-month period results was a one-time, after-tax credit of $649,000, or $.20 per share, which was the result of a property tax settlement.

Temperatures for the current three, nine and twelve-month periods were significantly warmer than the prior comparable periods and had a major impact on the results of operations for the periods presented. The table below discloses degree day data as recorded at the U.S. weather station in Concord, New Hampshire, comparing actual degree days to the previous period and to normal. Due to the size and topographical variations of the Company's service territory, weather conditions vary. Concord, New Hampshire weather data is considered to be representative of the territory.

            Actual    Actual               Change vs.     Change vs.
           6-30-98   6-30-97   Normal   Previous Period     Normal
           -------   -------   ------   ---------------   ----------

 3 months    826      1,166     1,020       (29.2)%         (19.0)%
 9 months  6,365      7,159     7,225       (11.1)%         (11.9)%
12 months  6,579      7,434     7,500       (11.5)%         (12.3)%

Quarterly Comparison

Total operating revenues increased $2.4 million, or 13.3%, for the quarter ended June 30, 1998. Included in the increase were $5.6 million of ENMI mechanical contract sales. Utility gas service revenues were $13.1 million compared to $16 million in the prior period, an 18.2% decrease. Although the average number of customers increased 2.5% for the quarter, the weather was 29.2% warmer, and firm sendout, including transportation, decreased 9.3%. Although less sendout was the primary reason for the decrease in revenue, lower purchased gas costs of $276,000 passed through the cost of gas adjustment ("CGA") to firm customers also contributed to the revenue decrease. Changes in the CGA rates affect operating revenues;
however, they do not affect total margin because the CGA is a tariff mechanism designed to provide dollar-for-dollar recovery of gas costs. Margin decreased 2.6% for the quarter.

Despite a 7.1% increase in the average number of retail propane customers, propane gallons sold decreased 9.1% for the three-month period due to warm temperatures. Consequently, retail propane operating revenues decreased $297,000 and gross margin decreased 5.7% compared to the same quarter last year.

Operations and maintenance expenses relating to the acquired companies were the main reason for the increase from the prior comparable period. Depreciation and amortization expenses increased for the period as a result of capital additions and amortization of environmental remediation costs. The 23.5% increase in other income resulted primarily from interest earned on the temporary investment of surplus cash. Total interest expense increased 28.1%, due mostly to the $22 million of 7.4% First Mortgage Bonds issued in September 1997.

Nine-Month Comparison

Total operating revenues decreased $3 million, or 3.1%, for the nine months ended June 30, 1998. Partially offsetting the decrease were $5.6 million of ENMI mechanical contract sales.
Utility gas service revenues were $77.7 million compared to $84.8 million in the prior period, an 8.3% decrease. The decrease resulted in part from lower purchased gas costs of $3.2 million that were passed through the CGA to firm customers. In addition, revenues decreased as customers switched from sales gas service to transportation gas service. Although the average number of customers increased 2.5%, firm sendout, including transportation, decreased almost 1% due to the warmer weather. Margin earned from utility natural gas operations was virtually unchanged from the prior period.

The average number of retail propane customers grew nearly 7.3%
for the nine-month period. However, temperatures were 11.1% warmer than the prior period, causing retail propane gallons sold to be nearly the same as the prior period. Operating revenues decreased $1.6 million as retail prices decreased in response to lower purchased propane costs. The result was a decrease of 1.1% in margin.

Included in the 3.2% increase in operations and maintenance expenses were expenses attributed to the newly acquired mechanical contracting operations and increased wage rates. Continued capital additions to the distribution system were the primary reason for the 7.2% increase in depreciation and amortization expenses.
The increase in other income was due mostly to interest on refunds received from federal income tax settlements and to interest earned on temporary investments. The primary reason for the 19.4% increase in total interest expense was the September 1997 debt issuance.

Twelve-Month Comparison

Total operating revenues decreased almost $2 million, or 1.9%, for the twelve months ended June 30, 1998. Partially offsetting the decrease were $5.6 million of ENMI mechanical contract sales. Utility gas service revenues were $85.9 million compared to $92 million in the prior period, a 6.6% decrease. Included in the current period revenues were lower gas costs of $2.6 million that were passed through the CGA. Although firm sendout, including transportation, was nearly the same as the prior period, revenues decreased as customers switched from sales gas service to transportation gas service. Margin earned from utility natural gas operations was virtually unchanged from the corresponding prior period.

The average number of retail propane customers increased nearly
7.4% for the twelve months ended June 30, 1998. Propane gallons sold increased only slightly since temperatures were 11.5% warmer than the prior period. As sales prices decreased to reflect lower propane costs, operating revenues decreased $1.5 million, or 11.9%. Margin earned from retail propane operations was approximately the same as the prior period.

Operations and maintenance expenses of the mechanical contracting operations and increases in wages were the primary reasons for the 4% increase in operations and maintenance expenses for the period. Higher depreciation and amortization charges were a direct result of plant additions and amortization of environmental remediation costs. Taxes other than income taxes decreased as a result of favorable property tax settlements. The increase in other income included interest on refunds received from federal income tax settlements and interest earned on temporary investments.

Capital Resources and Liquidity

Cash flow patterns reflect the seasonality of the Company's utility and propane businesses. The greatest demand for cash is in the fall and early winter as construction projects are brought to completion and during the winter as accounts receivable balances grow. During the spring and early summer months, a positive cash flow stream is created as accounts receivable balances are collected. At this time, inventories have been utilized and prepaid amounts, mostly insurance, are being amortized. During the summer months, supplemental gas supplies are replenished in preparation for the winter heating season. The overcollected deferred gas cost amounts at June 30, 1998, will be returned to customers during subsequent winter and summer periods through the CGA mechanism.
ENMI does not share the seasonal characteristics of the utility and propane businesses.

The Company's major capital requirements result from efforts to serve additional customers and from normal replacements and efficiency improvements to the existing plant. For the nine months ended June 30, 1998, capital expenditures totaled approximately $10 million.

Capital expenditures and working capital requirements were financed by internally generated funds and supplemented by short-term bank borrowings. At June 30, 1998, the Company had unsecured bank lines of credit of $25.6 million, $1.5 million of which was outstanding.

Construction expenditures for fiscal 1998 are expected to total approximately $13.2 million. Construction expenditures, payment of dividends, long-term debt repayments, environmental remediation and working capital requirements will continue to be funded through cash generated by operations supplemented by available lines of credit.

Federal Energy Regulatory Commission Order 636

Federal Energy Regulatory Commission Order 636 allows interstate pipeline companies to recover transition costs created as they buy out of long-term, fixed-price gas contracts. Since the

Company's supplier, Tennessee Gas Pipeline Company, began billing these costs on September 1, 1993, as a component of demand charges, $8.6 million has been billed through June 30, 1998. The Company has recorded additional transition costs of approximately $505,000 that are expected to be billed over a period of six months. The Company is recovering transition costs through the CGA.

Environmental Matters

The Company and certain of its predecessors owned or operated several facilities for the manufacture of gas from coal, a process used through the mid-1900s that produced by-products that may be considered contaminated or hazardous under current law, and some of which may still be present at such facilities.

The estimated cost of remedial action required by the New
Hampshire Department of Environmental Services and for other environmental actions ranges from $1.6 million to $3.5 million.
The Company has recorded $1.6 million at June 30, 1998, in deferred charges. In a proceeding before the State of New Hampshire Public Utilities Commission, the Company received an order that provides for recovery from ratepayers, over a seven-year period, of substantially all costs of investigation, remediation and recovery efforts for a portion of a former gas manufacturing site in Concord, New Hampshire. The recovery amount is net of recoveries from third parties and does not include recovery of carrying costs.

Through June 30, 1998, the Company had reached settlements with certain of the defendants in suits brought by the Company against numerous parties to recover the costs of investigation and remediation of the Concord site in an aggregate amount of $2.1 million and further payment to the Company of a portion of future Concord site remediation costs.

In suits brought by the Company against numerous insurers seeking recovery of investigation and remediation expenses in connection with a former manufactured gas plant in Laconia, New Hampshire, the Company had reached settlements with defendants in an aggregate amount of $240,000, through June 30, 1998.

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

The Company reached settlements totaling $90,000 during the quarter ended June 30, 1998, in suits for recovery of investigation and remediation at former manufactured gas plant sites, described in Part I, Management's Discussion and Analysis of Financial Condition and Results of Operations. No further material legal proceedings or material developments occurred in the quarter.

Items 2-5 are not applicable.

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits:

           27  - Financial Data Schedule
                 (Submitted only in electronic format to the Securities and Exchange Commission)

  (b)  Reports on Form 8-K:

          The Company did not file any reports on Form 8-K during the quarter ended June 30, 1998.

                        ENERGYNORTH, INC.



                            SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         EnergyNorth, Inc.
                                            (Registrant)




Date:  July 24, 1998                /s/  DAVID A. SKRZYSOWSKI
                               David A. Skrzysowski, duly authorized
                                    Vice President & Controller
                                   (Principal Accounting Officer)