Form 10-Q
period 1998-12-31
ENERGYNORTH INC
filed 1999-01-29
CIK 704503

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


        For the Quarterly Period Ended December 31, 1998


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


                          603-625-4000
      (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


EnergyNorth, Inc. had 3,319,718 shares of $1.00 par value common stock outstanding on January 29, 1999, the filing date of this report.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                                ENERGYNORTH, INC.
                      Condensed Consolidated Balance Sheets
                                     Assets
                 (Unaudited, except for September 30, 1998 data)
                                 (In thousands)


                                                          December 31,    September 30,
                                                         1998       1997           1998
                                                     -------------------  -------------
Property:
  Utility plant, at cost                             $156,964   $149,904       $158,595
  Accumulated depreciation and amortization            52,763     48,960         51,313
                                                     -------------------  -------------
      Net utility plant                               104,201    100,944        107,282
  Net nonutility property, at cost                     12,594      7,615          7,771
                                                     -------------------  -------------
      Net property                                    116,795    108,559        115,053
                                                     -------------------  -------------

Current assets:
  Cash and temporary cash investments                   1,956        551          1,231
  Note receivable                                           -        158              -
  Accounts receivable (net of allowances of $1,294,
    $1,340 and $1,127, respectively)                   12,250     10,982          9,727
  Unbilled revenues                                     3,522      3,473            516
  Deferred gas costs                                       29      1,433              -
  Materials and supplies                                2,093      1,654          2,086
  Supplemental gas supplies                             9,019      7,799          9,653
  Prepaid and deferred taxes                            2,322      1,436          1,804
  Recoverable FERC 636 transition costs                     -      1,009            252
  Prepaid expenses and other                              905      1,013          2,252
                                                     -------------------  -------------
      Total current assets                             32,096     29,508         27,521
                                                     -------------------  -------------

Deferred charges:
  Regulatory asset - income taxes                       2,401      2,401          2,401
  Recoverable environmental costs                       6,596      5,044          6,113
  Other deferred charges                                2,032      1,908          1,941
  Other assets                                          2,225        254          2,121
                                                     -------------------  -------------
      Total deferred charges                           13,254      9,607         12,576
                                                     -------------------  -------------

Total assets                                         $162,145   $147,674       $155,150
                                                     ===================  =============


        See accompanying notes to condensed consolidated financial statements.


                                ENERGYNORTH, INC.
                      Condensed Consolidated Balance Sheets
                      Stockholders' Equity and Liabilities
                 (Unaudited, except for September 30, 1998 data)
                    (In thousands, expect share information)


                                                         December 31,   September 30,
                                                        1998      1997           1998
                                                    ------------------  -------------
Capitalization:
  Common stockholders' equity:
    Common stock - par value of $1 per
     share; 10,000,000 shares authorized;
     3,319,718, 3,246,258 and 3,317,498
     shares issued and outstanding, respectively    $  3,320  $  3,246       $  3,317
    Amount in excess of par                           32,506    30,488         32,445
    Retained earnings                                 17,235    17,154         15,128
                                                    ------------------  -------------
        Total common stockholders' equity             53,061    50,888         50,890
  Long-term debt                                      44,156    45,217         44,390
                                                    ------------------  -------------
Total capitalization                                  97,217    96,105         95,280
                                                    ------------------  -------------

Current liabilities:
  Notes payable to banks                              10,212     2,550          3,524
  Current portion of long-term debt                    2,031       925          2,061
  Inventory purchase obligation                        9,928     8,861          8,712
  Accounts payable                                     9,634     7,119         10,431
  Deferred gas costs                                       -         -          3,841
  Accrued interest                                     1,169     1,209            272
  Accrued and deferred taxes                           2,180     2,582            342
  Accrued FERC 636 transition costs                        -     1,009            252
  Accrued environmental remediation costs              2,822     1,546          2,345
  Customer deposits and other                          2,723     2,247          3,761
                                                    ------------------  -------------
        Total current liabilities                     40,699    28,048         35,541
                                                    ------------------  -------------

Commitments and contingencies

Deferred credits:
  Deferred income taxes                               18,748    18,174         18,828
  Unamortized investment tax credits                   1,610     1,703          1,610
  Regulatory liability - income taxes                  1,129     1,226          1,141
  Contributions in aid of construction and other       2,742     2,418          2,750
                                                    ------------------  -------------
        Total deferred credits                        24,229    23,521         24,329
                                                    ------------------  -------------

Total stockholders' equity and liabilities          $162,145  $147,674       $155,150
                                                    ==================  =============



           See accompanying notes to condensed consolidated financial statements.


                               ENERGYNORTH, INC.
                   Condensed Consolidated Statements of Income
                        For the periods ended December 31
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                            Three Months         Twelve Months
                                           1998      1997       1998       1997
                                        -----------------   -------------------

Total operating revenues                $31,471   $30,892   $110,505   $107,308

Operating expenses:
    Cost of sales                        15,856    15,082     64,898     62,039
    Operations and maintenance            6,568     5,868     23,773     21,982
    Depreciation and amortization         1,856     1,639      6,821      6,276
    Taxes other than income taxes         1,081     1,077      4,076      2,976
    Federal and state income taxes        1,884     2,425      2,561      4,122
                                        -----------------   -------------------
        Total operating expenses         27,245    26,091    102,129     97,395
                                        -----------------   -------------------

Operating income                          4,226     4,801      8,376      9,913

Other income                                374       512      1,035      1,220

Interest expense:
    Interest on long-term debt              972       975      3,894      3,161
    Other interest                          409       196      1,062        930
                                        -----------------   -------------------
        Total interest expense            1,381     1,171      4,956      4,091
                                        -----------------   -------------------

Net income                              $ 3,219   $ 4,142   $  4,455   $  7,042
                                        =================   ===================

Weighted average shares outstanding       3,318     3,245      3,291      3,244
                                        =================   ===================

Basic earnings per share                $   .97   $  1.28   $   1.35   $   2.17
                                        =================   ===================

Dividends declared per share            $   .335  $   .32   $   1.325  $   1.265
                                        =================   ===================


     See accompanying notes to condensed consolidated financial statements.


                                ENERGYNORTH, INC.
                 Condensed Consolidated Statements of Cash Flows
                     For the three months ended December 31
                                   (Unaudited)
                                 (In thousands)

                                                                   1998      1997
                                                                -----------------
Cash flows from operating activities:
    Net income                                                  $ 3,219   $ 4,142
    Noncash items:
        Depreciation and amortization                             1,972     1,812
        Deferred taxes and investment tax credits, net             (119)     (187)

    Changes in:
        Accounts receivable, net                                 (2,523)   (7,552)
        Unbilled revenues                                        (3,007)   (2,871)
        Inventories                                                 627     1,423
        Prepaid expenses and other                                1,347       327
        Deferred gas costs                                       (3,870)   (2,733)
        Accounts payable                                           (798)    1,073
        Accrued liabilities                                        (237)      745
        Accrued/prepaid taxes                                     1,321     2,340
    Payments for environmental costs and other                     (464)    1,412
                                                                -----------------
            Net cash used for operating activities               (2,532)      (69)
                                                                -----------------
Cash flows from investing activities:
    Additions to property                                        (3,452)   (3,784)
    Changes in note receivable, net                                   -       (47)
                                                                -----------------
            Net cash used for investing activities               (3,452)   (3,831)
                                                                -----------------

Cash flows from financing activities:
    Issuance of common stock                                         63        63
    Cash dividends on common stock                               (1,112)   (1,039)
    Issuance of long-term debt                                      611       125
    Repayment of long-term debt                                    (874)     (158)
    Repayment of capital lease obligations                            -       (46)
    Change in notes payable to banks                              6,688     2,450
    Change in inventory purchase obligation                       1,216     1,009
    Change in other financing activities                            117        49
                                                                -----------------
            Net cash provided by financing activities             6,709     2,453
                                                                -----------------

Net increase (decrease) in cash and temporary cash investments      725    (1,447)
Cash and temporary cash investments, beginning of period          1,231     1,998
                                                                -----------------
Cash and temporary cash investments, end of period              $ 1,956   $   551
                                                                =================


      See accompanying notes to condensed consolidated financial statements.


                      ENERGYNORTH, INC.
      Notes to Condensed Consolidated Financial Statements
                      December 31, 1998
                         (Unaudited)

EnergyNorth, Inc. (Company) is an exempt public utility holding company operating in northern New England. Its principal operating subsidiaries include EnergyNorth Natural Gas, Inc. (ENGI), EnergyNorth Propane, Inc. (ENPI), and ENI Mechanicals, Inc. (ENMI). ENGI is New Hampshire's largest natural gas utility with over 70,000 customers. ENPI is a retail propane company serving over 14,000 customers in New Hampshire, and through its 49% investment in VGS Propane, LLC, serves more than 9,000 customers in Vermont. ENMI, through its wholly owned subsidiaries, Northern Peabody, Inc. (NPI) and Granite State Plumbing and Heating, Inc. (GSP&H), provides mechanical contracting services for commercial, industrial and institutional customers in northern New England. They are engaged in the design, construction and service of plumbing, heating, ventilation, air conditioning and process piping systems.

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of EnergyNorth, Inc. include the accounts of all subsidiaries. All significant intercompany accounts and transactions have been eliminated in the accompanying financial statements.

Effective May 1, 1998, the Company acquired NPI and GSP&H, which are subsidiaries of ENMI. The acquisition was accounted for as a purchase, and is reflected in the condensed consolidated financial statements for the periods ended December 31, 1998.

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the U. S. Securities and Exchange Commission. Certain footnote disclosures and other information, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted from these interim financial statements, pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 1998 and 1997 and the results of operations for the three and twelve months then ended and statements of cash flows for the three months ended December 31, 1998 and 1997. All accounting policies and practices have been applied in a manner consistent with prior periods. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended September 30, 1998.

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

Reclassifications are made periodically to previously issued financial statements to conform to the current year's presentation.

Note 2.  Cash Flows

Supplemental disclosures of cash flow information for the three months ended December 31, are as follows (in thousands):

                                                    1998     1997
-----------------------------------------------------------------
Cash paid (received) during the period for:
    Interest (net of amount capitalized)         $  323     $  15
    Income taxes                                  1,420      (175)

In preparing the accompanying condensed consolidated statements of cash flows, all highly liquid investments having maturities of three months or less when acquired were considered to be cash equivalents and classified as cash and temporary cash investments.

Note 3.  Commitments and Contingencies

For a discussion of commitments and contingencies, please refer to Footnote 11 in the Company's 1998 Annual Report to
Shareholders.

                   ENERGYNORTH, INC.
    Item 2.  Management's Discussion and Analysis of
      Financial Condition and Results of Operations
                   December 31, 1998


Results of Operations

Net income for the three months ended December 31, 1998 was $3.2 million or $.97 per share, compared to $4.1 million, or $1.28 per share, in 1997. For the twelve months ended December 31, 1998, net income was $4.5 million, or $1.35 per share, compared to $7 million, or $2.17 per share, in the prior period. Included in the results of the prior twelve-month period was a one-time, after-tax credit of $649,000, or $.20 per share, which was a result of a property tax settlement.

Temperatures for the three-month and twelve-month periods ended December 31, 1998 were significantly warmer than normal and the prior comparable period. The table below discloses degree day data as recorded at the U.S. weather station in Concord, New Hampshire, comparing actual degree days to the previous period and to normal. Because of the size and topographical variations of the Company's service territory, weather conditions within such territory often vary. The Company considers Concord, New Hampshire weather data to be representative of weather conditions within its service territory.

            Actual      Actual               Change vs.      Change vs.
           12-31-98    12-31-97   Normal   Previous Period     Normal
           --------    --------   ------   ---------------   ----------
 3 months    2,293       2,556     2,598      (10.3)%          (11.7)%
12 months    6,267       7,378     7,494      (15.1)%          (16.4)%

Quarterly Comparison

Total operating revenues increased $600,000, or almost 2%, for the quarter ended December 31, 1998.  Included in the revenues for the current period were $6.5 million of ENMI mechanical
contract sales.  Utility gas service  revenues  were  $22
million compared to $27.1 million in the prior period, a 19% decrease. Although the average number of customers increased
2.4% for the quarter, the weather was more than 10% warmer, and firm sendout, including transportation, decreased 7% compared to the prior quarter. Although less sendout was a reason for the decrease in revenues, lower purchased gas costs of $2 million passed through the cost of gas adjustment (CGA) to firm customers also contributed to the revenue decrease. Changes in the CGA rates affect operating revenues; however, they do not affect total margin because the CGA is a tariff mechanism designed to provide dollar-for-dollar recovery of gas costs. Utility margin decreased 6.2% for the quarter, reflecting warmer weather conditions.

Despite a 7.4% increase in the average number of retail propane customers, propane gallons sold decreased 11.9% for the three-month period due to warm temperatures. Consequently, retail propane operating revenues decreased $767,000 and gross margin decreased 15.9% compared to the same quarter last year.

Operating expenses of the acquired mechanical contracting operations were the main reason for the increase in operations and maintenance expense from the prior comparable period. Depreciation and amortization expenses increased for the period as a result of capital additions and amortization of environmental remediation costs. The 27% decrease in other income resulted primarily from interest on refunds received from federal income tax settlements in the prior period. Total interest expense increased due mostly to the increased level of short-term debt outstanding during the current period.

Twelve-Month Comparison

Total operating revenues increased almost $3.2 million, or 3%, for the twelve months ended December 31, 1998. Included in the increase were $19.9 million of ENMI mechanical contract sales. Utility gas service revenues were $80.2 million compared to $94.8 million in the prior period, a 15.4% decrease. The weather was more than 15% warmer for the current twelve-month period and firm sendout, including transportation, decreased 5%. Included in the current period revenues were lower gas costs of $6.4 million that were passed through the CGA.

The average number of retail propane customers increased more than 7.1% for the twelve months ended December 31, 1998. Despite the increase in the number of customers, propane gallons sold decreased approximately 7% since temperatures were more than 15% warmer than the prior period. Operating revenues decreased $2.1 million, as a result of the lower sales volumes and a decrease in sales prices reflecting lower propane costs. Margin earned from retail propane operations was 8.8% less than the prior period.

Operations and maintenance expenses of the mechanical contracting operations and increases in wages were the primary reasons for the 8.1% increase in operations and maintenance expenses for the period. Higher depreciation and amortization charges were a direct result of plant additions and amortization of environmental remediation costs. Taxes other than income taxes for the prior period include favorable property tax settlements. Interest income resulting from federal income tax settlements recorded in the prior period was the principal reason for the decrease in other income.

Total interest expense increased more than 21% during the twelve-month period due primarily to the $22 million of 7.4% First
Mortgage Bonds issued in September 1997.

Capital Resources and Liquidity

The Company's major capital requirements result from normal replacements, efforts to improve the efficiency of the existing plant and serving additional customers. For the three months ended December 31, 1998, capital expenditures totaled approximately $3.5 million.

Cash flow patterns reflect the seasonality of the Company's business. The greatest demand for cash is in the fall and early winter as construction projects are brought to completion and during the winter as accounts receivable balances grow.

The undercollected deferred gas cost balance at December 31, 1998 is due mostly to the timing of the recovery of utility purchased gas costs.

Capital expenditures, environmental remediation and working capital requirements were financed by internally generated funds and supplemented by short-term bank borrowings. At December 31, 1998, the Company had unsecured bank lines of credit of $26.2 million, $10.2 million of which was outstanding.

Construction expenditures for fiscal 1999 are expected to total approximately $13.4 million. Construction expenditures, payment of dividends, long-term debt repayments, environmental remediation and working capital requirements will continue to be funded through cash generated by operations supplemented by available lines of credit.

Environmental Matters

The Company and certain of its predecessors owned or operated several facilities for the manufacture of gas from coal, a process used through the mid-1900s that produced by-products that may be considered contaminated or hazardous under current law, and some of which may still be present at such facilities. There has been no significant change in the information disclosed in the Company's September 30, 1998 Form 10-K.

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

Factors that May Affect Future Results

The Private Securities Litigation Reform Act of 1995 encourages the use of cautionary statements accompanying forward-looking statements. The preceding Management's Discussion and Analysis of Financial Condition and Results of Operations includes or refers to forward-looking statements concerning the impact of changes in the cost of gas and of the CGA mechanism on total margin; projected capital expenditures and sources of cash to fund expenditures; impact of unbundling regulatory proceedings; year 2000 readiness; and estimated costs of environmental remediation and anticipated regulatory approval of recovery mechanisms. The Company's future results, generally and with respect to such forward-looking statements, may be affected by many factors, among which are uncertainty as to the regulatory allowance of recovery of changes in the cost of gas; uncertain demands for capital expenditures and the availability of cash from various sources; uncertainty as to environmental costs and as to regulatory approval of the full recovery of environmental costs, and other regulatory assets; weather; results of regulatory proceedings on unbundling; impact of new pipeline supplies; and success of the Company's year 2000 readiness efforts and those of its vendors and customers.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

A description of pending legal proceedings is contained in the Company's annual report on Form 10-K for the fiscal year ended
September 30, 1998.

No further material legal proceedings or material developments occurred in the quarter ended December 31, 1998.

Items 2 - 5 are not applicable.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:

         27  - Financial Data Schedule
               (Submitted only in electronic format to the Securities and Exchange Commission)

    (b)  Reports on Form 8-K:

         The Company did not file any reports on Form 8-K during the quarter ended December 31, 1998.

                        ENERGYNORTH, INC.



                            SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         EnergyNorth, Inc.
                                            (Registrant)




Date:  January 29, 1999                    /s/  DAVID A. SKRZYSOWSKI
                                      David A. Skrzysowski, duly authorized
                                          Vice President & Controller
                                        (Principal Accounting Officer)