Form 10-Q
period 1999-03-31
ENERGYNORTH INC
filed 1999-04-26
CIK 704503

FORM 10-Q


                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


            For the Quarterly Period Ended March 31, 1999


                  Commission File Number 001-11441


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


EnergyNorth, Inc. had 3,319,718 shares of $1.00 par value common stock outstanding on April 26, 1999, the filing date of this report.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements



                                ENERGYNORTH, INC.
                      Condensed Consolidated Balance Sheets
                                     Assets
                 (Unaudited, except for September 30, 1998 data)
                                 (In thousands)




                                                    March 31,      September 30,
                                                 1999       1998            1998
                                             ___________________________________
Property:
 Utility plant, at cost                      $162,602   $151,582        $158,595
 Accumulated depreciation and amortization     53,980     50,088          51,313
                                             ___________________________________
   Net utility plant                          108,622    101,494         107,282
 Net nonutility property, at cost               8,141      7,487           7,771
                                             ___________________________________
   Net property                               116,763    108,981         115,053
                                             ___________________________________

Current assets:
 Cash and temporary cash investments            1,634      6,247           1,231
 Accounts receivable (net of allowances of
  $1,323, $1,258 and $1,127, respectively)     16,520     13,351           9,727
 Unbilled revenues                              1,641      1,454             516
 Deferred gas costs                               535          -               -
 Materials and supplies                         2,170      1,780           2,086
 Supplemental gas supplies                      4,257      4,656           9,653
 Prepaid and deferred taxes                     1,653      1,162           1,804
 Recoverable FERC 636 transition costs              -        757             252
 Prepaid expenses and other                       677        708           2,252
                                             ___________________________________
   Total current assets                        29,087     30,115          27,521
                                             ___________________________________

Deferred charges and other assets:
 Regulatory asset - income taxes                2,401      2,401           2,401
 Recoverable environmental costs               10,198      5,003           6,113
 Other deferred charges                         2,056      1,888           1,941
 Other assets                                   2,387      2,046           2,121
                                             ___________________________________
   Total deferred charges and other assets     17,042     11,338          12,576
                                             ___________________________________

Total assets                                 $162,892   $150,434        $155,150
                                             ===================================



     See accompanying notes to condensed consolidated financial statements.

                                   ENERGYNORTH, INC.
                         Condensed Consolidated Balance Sheets
                         Stockholders' Equity and Liabilities
                   (Unaudited, except for September 30, 1998 data)
                       (In thousands, except share information)



                                                        March 31,      September 30,
                                                     1999      1998             1998
                                                 ___________________________________

Capitalization:
 Common stockholders' equity:
  Common stock - par value of $1 per
   share; 10,000,000 shares authorized;
   3,319,718, 3,246,258 and 3,317,498
   shares issued and outstanding, respectively   $  3,320  $  3,246         $  3,317
  Amount in excess of par                          32,506    30,488           32,445
  Retained earnings                                23,238    21,950           15,128
                                                 ___________________________________
    Total common stockholders' equity              59,064    55,684           50,890
  Long-term debt                                   45,591    44,815           44,390
                                                 ___________________________________
Total capitalization                              104,655   100,499           95,280
                                                 ___________________________________

Current liabilities:
 Notes payable to banks                             4,352     1,600            3,524
 Current portion of long-term debt                    801       939            2,061
 Inventory purchase obligation                      5,229     5,311            8,712
 Accounts payable                                  10,942     7,321           10,431
 Deferred gas costs                                     -     1,908            3,841
 Accrued interest                                     264       264              272
 Accrued  and deferred taxes                        4,562     4,528              342
 Accrued FERC 636 transition costs                      -       757              252
 Accrued environmental remediation costs            5,371     2,046            2,345
 Customer deposits and other                        2,360     1,866            3,761
                                                 ___________________________________
    Total current liabilities                      33,881    26,540           35,541
                                                 ___________________________________
Commitments and contingencies

Deferred credits:
 Deferred income taxes                             18,958    18,094           18,828
 Unamortized investment tax credits                 1,587     1,672            1,610
 Regulatory liability - income taxes                1,084     1,197            1,141
 Contributions in aid of construction and other     2,727     2,432            2,750
                                                 ___________________________________
     Total deferred credits                        24,356    23,395           24,329
                                                 ___________________________________

Total stockholders' equity and liabilities       $162,892  $150,434         $155,150
                                                 ===================================



    See accompanying notes to condensed consolidated financial statements.


                                          ENERGYNORTH, INC.
                             Condensed Consolidated Statements of Income
                                   For the periods ended March 31
                                             (Unaudited)
                              (In thousands, except per share amounts)



                                           Three Months          Six Months           Twelve Months
                                          1999      1998       1999      1998        1999       1998
                                       _________________    __________________   ___________________


Operating revenues                     $47,985   $42,032    $79,456   $72,924    $116,458   $100,442
                                       _________________    __________________   ___________________


Operating expenses:
 Cost of sales                          26,114    23,830     41,970    38,912      67,182     56,206
 Operations and maintenance              6,541     5,375     13,109    11,243      24,939     21,869
 Depreciation and amortization           2,154     1,725      4,010     3,364       7,250      6,392
 Taxes other than income taxes           1,094     1,017      2,175     2,094       4,153      3,012
 Federal and state income taxes          4,226     3,427      6,110     5,852       3,360      3,686
                                       _________________    _________________    ___________________
   Total operating expenses             40,129    35,374     67,374    61,465     106,884     91,165
                                       _________________    _________________    ___________________

Operating income                         7,856     6,658     12,082    11,459       9,574      9,277

Other income                               532       337        906       849       1,230      1,317

Interest expense:
 Interest on long-term debt                964       968      1,936     1,943       3,890      3,402
 Other interest                            309       191        718       387       1,180        895
                                       _________________    _________________    ___________________
   Total interest expense                1,273     1,159      2,654     2,330       5,070      4,297
                                       _________________    _________________    ___________________

Net income                             $ 7,115   $ 5,836    $10,334   $ 9,978    $  5,734   $  6,297
                                       =================    =================    ===================

Weighted average shares outstanding      3,320     3,246      3,319     3,245       3,309      3,244
                                       =================    =================    ===================

Basic earnings per share               $  2.14   $  1.80    $  3.11   $  3.07    $   1.73   $   1.94
                                       =================    =================    ===================

Dividends declared per share           $  .335   $   .32    $   .67   $   .64    $   1.34   $   1.28
                                       =================    =================    ===================




     See accompanying notes to condensed consolidated financial statements.




                                ENERGYNORTH, INC.
                 Condensed Consolidated Statements of Cash Flows
                        For the six months ended March 31
                                   (Unaudited)
                                 (In thousands)

                                                               1999       1998
                                                            __________________
Cash flows from operating activities:
 Net income                                                 $10,334    $ 9,978
 Noncash items:
  Depreciation and amortization                               4,246      3,662
  Deferred taxes and investment tax credits, net                 22       (327)
 Changes in:
  Accounts receivable, net                                   (6,792)    (9,921)
  Unbilled revenues                                          (1,125)      (852)
  Inventories                                                 5,311      4,440
  Prepaid expenses and other                                  1,575        632
  Deferred gas costs                                         (4,376)       608
  Accounts payable                                              511      1,275
  Accrued liabilities                                        (1,494)      (563)
  Accrued/prepaid taxes                                       4,372      4,559
 Payments for environmental costs and other                  (2,240)       (31)
                                                            __________________
    Net cash provided by operating activities                10,344     13,460
                                                            __________________

Cash flows from investing activities:
 Additions to property                                       (5,157)    (5,847)
 Change in note receivable, net                                   -        111
                                                            __________________
    Net cash used for investing activities                   (5,157)    (5,736)
                                                            __________________

Cash flows from financing activities:
 Issuance of common stock                                        63         63
 Cash dividends on common stock                              (2,224)    (2,078)
 Issuance of long-term debt                                   1,919        254
 Repayment of long-term debt                                 (1,978)      (674)
 Repayment of capital lease obligations                           -        (46)
 Change in notes payable to banks                               828      1,500
 Change in inventory purchase obligation                     (3,483)    (2,541)
 Change in other financing activities                            91         47
                                                            __________________
    Net cash used for financing activities                   (4,784)    (3,475)
                                                            __________________

Net increase in cash and temporary cash investments             403      4,249
Cash and temporary cash investments, beginning of period      1,231      1,998
                                                            __________________
Cash and temporary cash investments, end of period          $ 1,634    $ 6,247
                                                            ==================



     See accompanying notes to condensed consolidated financial statements.

                        ENERGYNORTH, INC.
      Notes to Condensed Consolidated Financial Statements
                         March 31, 1999
                           (Unaudited)


EnergyNorth, Inc. (Company) is an exempt public utility holding company operating in northern New England. Its principal company operating subsidiaries include EnergyNorth Natural Gas, Inc. (ENGI), EnergyNorth Propane, Inc. (ENPI), and ENI Mechanicals, Inc. (ENMI). ENGI is New Hampshire's largest natural gas utility with over 70,000 customers. ENPI is a retail propane company serving over 14,000 customers in New Hampshire, and through its 49% investment in VGS Propane, LLC, serves more than 9,000 customers in Vermont. ENMI, through its wholly owned subsidiaries, Northern Peabody, Inc.
(NPI) and Granite State Plumbing and Heating, Inc. (GSP&H), provides mechanical contracting services for commercial, industrial and institutional customers in northern New England. They are engaged in the design, construction and service of plumbing, heating, ventilation, air conditioning and process piping systems.

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of EnergyNorth, Inc. include the accounts of all subsidiaries. All significant intercompany accounts and transactions have been eliminated in the accompanying financial statements.

Effective May 1, 1998, the Company acquired NPI and GSP&H, which are subsidiaries of ENMI. The acquisition was accounted for as a purchase, and is reflected in the condensed consolidated financial statements for the periods ended March 31, 1999.

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the U. S. Securities and Exchange Commission. Certain footnote disclosures and other information, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted from these interim financial statements, pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 1999 and 1998 and the results of operations for the three, six and twelve months then ended and statements of cash flows for the six months ended March 31, 1999 and 1998. All accounting policies and practices have been applied in a manner consistent with prior periods. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended September 30, 1998.

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

Reclassifications are made periodically to previously issued financial statements to conform to the current year's presentation.


Note 2.  Cash Flows

Supplemental disclosures of cash flow information for the six months ended March 31, are as follows (in thousands):


                                                   1999     1998
________________________________________________________________
Cash paid (received) during the period for:
 Interest (net of amount capitalized)            $2,424   $2,060
 Income taxes                                     1,447    2,004


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

                      ENERGYNORTH, INC.
       Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations
                       March 31, 1999





Results of Operations
_____________________

Net income for the three months ended March 31, 1999 was $7.1 million, or $2.14 per share, compared to $5.8 million, or $1.80 per share, in 1998. For the six months ended March 31, 1999, net income increased to $10.3 million, or $3.11 per share, from $10.0 million, or $3.07 per share, in 1998. Net income for the twelve months ended March 31, 1999 declined to $5.7 million, or $1.73 per share, compared to $6.3 million, or $1.94 per share, in the prior period. Included in the prior twelve-month period results was a one-time, after-tax credit of $649,000, or $.20 per share, which was the result of a property tax settlement.

Although temperatures were colder for the current three and six-month periods compared to the previous periods, they were significantly warmer than normal for all periods presented. The temperatures had a major impact on the results of operations for the periods presented. The table below discloses degree day data as recorded at the U.S. weather station in Concord, New Hampshire, comparing actual degree days to the previous period and to normal. Due to the size and topographical variations of the Company's service territory, weather conditions vary. Concord, New Hampshire weather data is considered to be representative of the territory.


               Actual     Actual                Change vs.     Change vs.
              03-31-99   03-31-98   Normal   Previous Period     Normal
              ________   ________   ______   _______________     ______

 3 months      3,341      2,981      3,581        12.1%          (6.7)%
 6 months      5,634      5,539      6,179         1.7%          (8.8)%
12 months      6,627      6,919      7,473        (4.2)%        (11.3)%


Quarterly Comparison
____________________

Total operating revenues increased almost $6 million, or 14.2%, for the quarter ended March 31, 1999. Included in revenues for the current period were $6.4 million of ENMI contract sales. Total utility gas service revenues were $36.4 million compared to $37.5 million in the prior period. The average number of customers increased 2.4% for the quarter, the weather was 12.1% colder and firm sendout, including transportation, increased 15.5%. Despite higher sendout, revenues decreased
$1.1 million as lower purchased gas costs of $4.7 million were passed through the cost of gas adjustment (CGA) to firm customers. Although changes in the CGA rates affect operating revenues, they do not affect total margin because the CGA is a tariff mechanism designed to provide dollar-for-dollar recovery of gas costs. Margin increased 13.6% for the quarter.

Retail propane operating revenues were $589,000 more than the same quarter last year and gross margin increased 25%. Principal reasons included an increase in propane gallons sold of 21.9%, as a result of colder temperatures, and an increase of 8.6% in the average number of retail propane customers.

Operating expenses of the acquired mechanical contracting operations were the main reason for the increase in operations and maintenance expenses from the prior comparable period. Depreciation and amortization expenses were almost 25% more than the prior period as a result of capital additions and amortization of environmental remediation costs. The increase in other income resulted primarily from income generated by ENPI's investment in VGS Propane, LLC. Total interest expense increased due mostly to the higher level of short-term debt outstanding during the current period.

Six-Month Comparison
____________________

Total operating revenues increased $6.5 million, or 9%, for the six months ended March 31, 1999. Included in the current period's revenues were $12.9 million of ENMI contract sales. Total utility gas service revenues were $58.5 million compared to $64.6 million in the prior period, a 9.4% decrease. The decrease included lower purchased gas costs of $6.7 million that were passed through the CGA to firm customers. The average number of customers grew
2.4% and firm sendout increased 5.3%, as temperatures were 1.7% colder than the prior period. Margin earned from utility natural gas operations increased $1.3 million for the six months.

The average number of retail propane customers grew 8% for the six-month period and temperatures were 1.7% colder than the prior period. Although retail propane gallons sold increased approximately 6.8%, operating revenues decreased 2.2% as prices decreased in response to lower propane costs from suppliers. Margin was 6.6% better than the prior comparable six-month period.

Operations and maintenance expenses of the mechanical contracting operations and higher wages were the primary reasons for the 16.6% increase in operation and maintenance expenses for the period. Continued capital additions to the distribution system and amortization of environmental costs were the primary reasons for the 19.2% increase in depreciation and amortization expense. The main reason for the 13.9% increase in total interest expense was the greater level of short-term debt outstanding during the period.

Twelve-Month Comparison
_______________________

Total operating revenues increased more than $16 million, or 15.9%, for the twelve months ended March 31, 1999. Partially offsetting ENMI contract sales of $26.3 million was a 10.9% decline in utility gas service revenues. Utility gas service revenues were $79.1 million compared to $88.8 million in the prior period, due mostly to lower gas costs of $6.9 million that were passed through the CGA. In addition, revenues decreased as customers switched from sales service to transportation service. Although temperatures were 4.2% warmer for the current twelve-month period, firm sendout, including transportation, increased 3.7%, as the average number of customers increased
2.4%.

The average number of retail propane customers increased more than 7.5% for the twelve months ended March 31, 1999. Consequently, propane gallons sold increased approximately 3.4% despite warmer temperatures. Operating revenues decreased $583,000, as a result of a decrease in sales prices reflecting lower propane costs. Margin earned from retail propane operations was 3.8% better than the prior period.

Operations and maintenance expenses of the mechanical contracting operations and increases in wages were the primary reasons for the 14% increase in operations and maintenance expenses for the period. Higher depreciation and amortization charges were a direct result of plant additions and amortization of environmental remediation costs. Taxes other than income taxes for the prior period included favorable property tax settlements.

Total interest expense increased more than 18% during the twelve-month period due primarily to the $22 million of 7.4% First
Mortgage Bonds issued in September 1997 and the increased level of short-term debt outstanding during the current period.

Capital Resources and Liquidity
_______________________________

Cash flow patterns reflect the seasonality of the Company's business. The greatest demand for cash is in the fall and early winter as utility construction projects are brought to completion and during the winter as accounts receivable balances grow.
The net accounts receivable balance at March 31, 1999 was $16.5 million and included $5.3 million from ENMI contract sales.
The balance reflects lower revenues resulting from warmer temperatures and from lower purchased gas costs being passed through the CGA. During the spring and early summer months, a positive cash flow stream is created as gas accounts receivable balances are collected. At this time, inventories are partially depleted and prepaid amounts, mostly insurance, are being amortized. The undercollected deferred gas cost amounts at March 31, 1999 will be billed to customers through the CGA mechanism in future periods.

The Company's major capital requirements result from efforts to serve additional natural gas and propane customers and from normal replacements and efficiency improvements to the existing plant.
For the six months ended March 31, 1999, capital expenditures totaled more than $5.1 million.

Capital expenditures and working capital requirements were financed by internally generated funds and supplemented by short-term bank borrowings. At March 31, 1999, the Company had unsecured bank lines of credit of $26.7 million, $4.4 million of which was outstanding.

Construction expenditures for fiscal 1999 are expected to total approximately $13.4 million. Construction expenditures, payment of dividends, long-term debt repayments, environmental remediation and working capital requirements will continue to be funded through cash generated by operations, supplemented by available lines of credit.

Environmental Matters
_____________________

The Company and certain of its predecessors owned or operated several facilities for the manufacture of gas from coal, a process used through the mid-1900s that produced by-products that may be considered contaminated or hazardous under current law, and some of which may still be present at such facilities. Costs to complete the Company's share of site investigation, risk characterization and remediation at manufactured gas sites are currently estimated to range from $5.4 million to $10.4 million. In addition to costs incurred to date, the Company has recorded $5.4 million as an accrued liability at March 31, 1999 with a corresponding charge to recoverable environmental costs. For further detail regarding environmental issues please refer to Footnote 11 in the Company's 1998 Annual Report to Shareholders.

Year 2000 Readiness
___________________

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

The Company is currently assessing year 2000 issues with third parties with whom it has a material relationship. Except for the Company's major pipeline supplier, who has provided assurance of compliance, the Company has not determined the level of third-party risk. Due to the complexity of the problem and the reliance on certain important vendors and suppliers, there can be no guarantee that year 2000 compliance for all computer systems and other systems will be achieved or that critical and important vendors and suppliers will achieve compliance. The successful upgrade of the Company's system on a timely basis is critical to enable the Company to avoid business disruption and the loss of essential information or data in the year 2000. In addition, a disruption of the transmission of gas due to year 2000 problems experienced by the Company's gas supplier or other significant vendors and service providers could prevent the delivery of a sufficient amount of gas to enable the Company to serve certain customer segments.

Because of the difficulty of assessing year 2000 readiness of others outside the control of the Company, the Company considers potential disruptions by these third parties to present the "reasonably likely worst case scenario." The Company's inability to serve its customers could result in increased costs, loss of business and other similar risks. In an effort to investigate the risks of non-compliance, the Company is in the process of preparing a contingency plan. It is anticipated that contingency plans will be finalized by September 30, 1999.

Factors that May Affect Future Results
______________________________________

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

Item 4.  Submission of Matters to a Vote of Security Holders

The shareholders of the Company elected certain directors, ratified the appointment of auditors and adopted the 1998 Stock Option Plan at the annual meeting held on February 3, 1999. Numbers of votes for each nominee and for the ratification of auditors and adoption of the Stock Option Plan are shown in the following table.


                                           Against or             Broker
                                      For    Withheld  Abstain  Nonvotes
                                ________________________________________
Director Nominees
_________________
  Edward T. Borer               2,736,696      50,526        -         -
  Michelle L. Chicoine          2,770,676      16,546        -         -
  Richard B. Couser             2,764,716      22,506        -         -
  Constance B. Girard-diCarlo   2,727,366      59,856        -         -


Auditor Ratification            2,756,701      14,777   15,744         -
____________________


Stock Option Plan Adoption      1,985,782     193,729   64,335   543,376
__________________________


Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits:

      27 - Financial Data Schedule
           (Submitted only in electronic format to the Securities and Exchange Commission)

  (b) Reports on Form 8-K:

      The Company did not file any reports on Form 8-K during the quarter ended March 31, 1999.

                                ENERGYNORTH, INC.



                                   SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  EnergyNorth, Inc.
                                                    (Registrant)




Date:  April 26, 1999                         /s/  DAVID A. SKRZYSOWSKI
                                        David A. Skrzysowski, duly authorized
                                             Vice President & Controller
                                           (Principal Accounting Officer)