Form 10-Q
period 1999-06-30
ENERGYNORTH INC
filed 1999-07-27
CIK 704503

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934


          For the Quarterly Period Ended June 30, 1999


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


EnergyNorth, Inc. had 3,319,718 shares of $1.00 par value common stock outstanding on July 27, 1999, the filing date of this report.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                                 ENERGYNORTH, INC.
                        Condensed Consolidated Balance Sheets
                                      Assets
                   (Unaudited, except for September 30, 1998 data)
                                  (In thousands)


                                                     June 30,      September 30,
                                                 1999       1998            1998
                                             -------------------        --------
Property:
 Utility plant, at cost                      $165,184   $154,918        $158,595
 Accumulated depreciation and amortization     54,902     50,819          51,313
                                             -------------------        --------
   Net utility plant                          110,282    104,099         107,282
 Net nonutility property, at cost               8,116      7,773           7,771
                                             -------------------        --------
   Net property                               118,398    111,872         115,053
                                             -------------------        --------

Current assets:
 Cash and temporary cash investments              599      6,845           1,231
 Accounts receivable (net of allowances of
  $1,267, $1,230 and $1,127, respectively)     10,764     13,609           9,727
 Unbilled revenues                                673        595             516
 Materials and supplies                         2,058      2,304           2,086
 Supplemental gas supplies                      6,479      6,990           9,653
 Prepaid and deferred taxes                     1,210      1,869           1,804
 Recoverable FERC 636 transition costs              -        505             252
 Prepaid expenses and other                     2,797      2,311           2,252
                                             -------------------        --------
   Total current assets                        24,580     35,028          27,521
                                             -------------------        --------

Deferred charges and other assets:
 Regulatory asset - income taxes                2,401      2,401           2,401
 Recoverable environmental costs               10,613      5,464           6,113
 Other deferred charges                         2,117      1,859           1,941
 Other assets                                   2,236      2,020           2,121
                                             -------------------        --------
   Total deferred charges and other assets     17,367     11,744          12,576
                                             -------------------        --------

Total assets                                 $160,345   $158,644        $155,150
                                             ===================        ========




     See accompanying notes to condensed consolidated financial statements.

                                 ENERGYNORTH, INC.
                        Condensed Consolidated Balance Sheets
                        Stockholders' Equity and Liabilities
                   (Unaudited, except for September 30, 1998 data)
                      (In thousands, except share information)


                                                         June 30,      September
                                                     1999       1998        1998
                                                 -------------------    --------
Capitalization:
 Common stockholders' equity:
  Common stock - par value of $1 per
   share; 10,000,000 shares authorized;
   3,319,718, 3,316,148 and 3,317,498
   shares issued and outstanding, respectively   $  3,320   $  3,316    $  3,317
 Amount in excess of par                           32,506     32,410      32,445
 Retained earnings                                 20,255     19,082      15,128
                                                 -------------------    --------
    Total common stockholders' equity              56,081     54,808      50,890
 Long-term debt                                    45,731     45,731      44,390
                                                 -------------------    --------
Total capitalization                              101,812    100,539      95,280
                                                 -------------------    --------

Current liabilities:
 Notes payable to banks                             3,926      1,505       3,524
 Current portion of long-term debt                    850      1,012       2,061
 Inventory purchase obligation                      5,308      5,919       8,712
 Accounts payable                                   9,234     12,297      10,431
 Deferred gas costs                                   736      3,959       3,841
 Accrued interest                                   1,139      1,173         272
 Accrued  and deferred taxes                        2,482      2,382         342
 Accrued FERC 636 transition costs                      -        505         252
 Accrued environmental remediation costs            3,398      1,597       2,345
 Customer deposits and other                        4,613      3,686       3,761
                                                 -------------------     -------
    Total current liabilities                      31,686     34,035      35,541
                                                 -------------------     -------

Commitments and contingencies

Deferred credits:
 Deferred income taxes                             19,483     18,605      18,828
 Unamortized investment tax credits                 1,518      1,641       1,610
 Regulatory liability - income taxes                1,056      1,169       1,141
 Long-term environmental remediation costs          2,000          -           -
 Contributions in aid of construction and other     2,790      2,655       2,750
                                                 -------------------    --------
    Total deferred credits                         26,847     24,070      24,329
                                                 -------------------    --------

Total stockholders' equity and liabilities       $160,345   $158,644    $155,150
                                                 ===================    ========




     See accompanying notes to condensed consolidated financial statements.



                                                ENERGYNORTH, INC.
                                   Condensed Consolidated Statements of Income
                                          For the periods ended June 30
                                                   (Unaudited)
                                    (In thousands, except per share amounts)


                                            Three Months              Nine Months              Twelve Months
                                          1999        1998          1999        1998         1999         1998
                                       -------------------      --------------------     ---------------------



Operating revenues                     $21,655     $20,498      $101,111     $93,422     $117,615     $102,855
                                       -------------------      --------------------     ---------------------
Operating expenses:
 Cost of sales                          14,676      14,106        56,646      53,018       67,752       58,195
 Operations and maintenance              5,965       5,542        19,074      16,785       25,362       22,185
 Depreciation and amortization           1,854       1,640         5,864       5,004        7,464        6,491
 Taxes other than income taxes           1,023       1,064         3,198       3,158        4,112        3,088
 Federal and state income taxes         (1,082)     (1,031)        5,028       4,821        3,309        3,590
                                       -------------------      --------------------     ---------------------
   Total operating expenses             22,436      21,321        89,810      82,786      107,999       93,549
                                       -------------------      --------------------     ---------------------

Operating income (loss)                   (781)       (823)       11,301      10,636        9,616        9,306


Other income                                77         247           983       1,096        1,060        1,364

Interest expense:
 Interest on long-term debt                973         975         2,909       2,918        3,888        3,653
 Other interest                            144         207           862         594        1,117          903
                                       -------------------      --------------------     ---------------------
   Total interest expense                1,117       1,182         3,771       3,512        5,005        4,556
                                       -------------------      --------------------     ---------------------

Net income (loss)                      $(1,821)    $(1,758)     $  8,513     $ 8,220     $  5,671     $  6,114
                                       ===================      ====================     =====================

Weighted average shares outstanding      3,320       3,282         3,319       3,257        3,319        3,254
                                       ===================      ====================     =====================

Basic earnings (loss) per share        $  (.55)    $  (.54)     $   2.56     $  2.52     $   1.71     $   1.88
                                       ===================      ====================     =====================

Dividends declared per share           $   .35     $   .335     $   1.02     $   .975    $   1.355    $   1.295
                                       ===================      ====================     =====================



          See accompanying notes to condensed consolidated financial statements.



                                     ENERGYNORTH, INC.
                     Condensed Consolidated Statements of Cash Flows
                            For the nine months ended June 30
                                       (Unaudited)
                                      (In thousands)


                                                                      1999          1998
                                                                   -------       -------


Cash flows from operating activities:
 Net income                                                        $ 8,513      $  8,220
 Noncash items:
   Depreciation and amortization                                     6,219         5,427
   Deferred taxes and investment tax credits, net                      450           153
 Changes in:
   Accounts receivable, net                                         (1,037)       (2,817)
   Unbilled revenues                                                  (157)            7
   Inventories                                                       3,202         1,972
   Prepaid expenses and other                                         (545)          611
   Deferred gas costs                                               (3,105)        2,659
   Accounts payable                                                 (1,197)        1,137
   Accrued liabilities                                               1,667           617
   Accrued/prepaid taxes                                             2,734         1,575
 Payments for environmental costs and other                         (2,774)         (965)
                                                                   -------      --------
     Net cash provided by operating activities                      13,970        18,596
                                                                   -------      --------

Cash flows from investing activities:
 Additions to property                                              (8,528)      (10,000)
 Change in note receivable, net                                          -           131
 Other investing activities                                              -           249
                                                                   -------      --------
     Net cash used for investing activities                         (8,528)       (9,620)
                                                                   -------      --------

Cash flows from financing activities:
 Issuance of common stock                                               64            63
 Cash dividends on common stock                                     (3,386)       (3,189)
 Issuance of long-term debt                                          2,223           456
 Repayment of long-term debt                                        (2,093)         (856)
 Repayment of capital lease obligations                                  -           (46)
 Change in notes payable to banks                                      402         1,373
 Change in inventory purchase obligation                            (3,404)       (1,933)
 Change in other financing activities                                  120             3
                                                                   -------      --------
     Net cash used for financing activities                         (6,074)       (4,129)
                                                                   -------      --------

Net (decrease) increase in cash and temporary cash investments        (632)        4,847
Cash and temporary cash investments, beginning of period             1,231         1,998
                                                                   -------      --------
Cash and temporary cash investments, end of period                 $   599      $  6,845
                                                                   =======      ========




     See accompanying notes to condensed consolidated financial statements.

                      ENERGYNORTH, INC.
      Notes to Condensed Consolidated Financial Statements
                       June 30, 1999
                        (Unaudited)



EnergyNorth, Inc. (Company) is an exempt public utility holding company operating in northern New England. Its principal operating subsidiaries include EnergyNorth Natural Gas, Inc.
(ENGI), EnergyNorth Propane, Inc. (ENPI), and ENI Mechanicals, Inc. (ENMI). ENGI is New Hampshire's largest natural gas utility with over 71,000 customers. ENPI is a retail propane company serving over 15,000 customers in New Hampshire, and through its 49% investment in VGS Propane, LLC, serves more than 9,000 customers in Vermont. ENMI, through its wholly owned subsidiaries, Northern Peabody, Inc. (NPI) and Granite State Plumbing and Heating, Inc. (GSP&H), provides mechanical contracting services for commercial, industrial and institutional customers in northern New England. They are engaged in the design, construction and service of plumbing, heating, ventilation, air conditioning and process piping systems.

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of EnergyNorth, Inc. include the accounts of all subsidiaries. All significant intercompany accounts and transactions have been eliminated in the accompanying financial statements.

Effective May 1, 1998, the Company acquired NPI and GSP&H, which are subsidiaries of ENMI. The acquisition was accounted for as a purchase, and is reflected in the condensed consolidated financial statements for the periods ended June 30, 1999 and 1998.

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the U. S. Securities and Exchange Commission. Certain footnote disclosures and other information, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted from these interim financial statements, pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 1999 and 1998 and the results of operations for the three, nine and twelve months then ended and statements of cash flows for the nine months ended June 30, 1999 and 1998. All accounting policies and practices have been applied in a manner consistent with prior periods. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended September 30, 1998.

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

Reclassifications are made periodically to previously issued financial statements to conform to the current year's presentation.


Note 2.  Cash Flows

Supplemental disclosures of cash flow information for the nine months ended June 30, are as follows (in thousands):

                                                   1999      1998
-----------------------------------------------------------------
Cash paid (received) during the period for:
    Interest (net of amount capitalized)         $2,623    $2,222
    Income taxes                                  1,448     2,890

Noncash activities:
    Acquisition investment                            -     1,992


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


Note 4.  Subsequent Event

On July 14, 1999, the Company and Eastern Enterprises (Eastern), a Massachusetts business trust, entered into an Agreement and Plan of Reorganization (Agreement) which provides for the merger of the Company with and into a subsidiary of Eastern, as a result of which the Company would become a wholly owned subsidiary of Eastern. Under the Agreement, holders of outstanding shares of the Company's common stock can elect to receive cash, Eastern common stock or a combination of cash and stock as set forth in the Agreement. Completion of the merger is subject to approval by the Company's stockholders and receipt of satisfactory regulatory approvals, including approval by the New Hampshire Public
Utilities Commission and the Securities and Exchange Commission and antitrust clearance.

                     ENERGYNORTH, INC.
      Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operations
                      June 30, 1999




Results of Operations
---------------------

Net loss for the three months ended June 30, 1999, was $1.8 million, or $.55 per share, compared to $1.7 million, or $.54 per share, in 1998. Net income increased to $8.5 million, or $2.56 per share, for the nine months ended June 30, 1999, from $8.2 million, or $2.52 per share, in 1998. For the twelve months ended June 30, 1999, net income was $5.7 million, or $1.71 per share, compared to $6.1 million, or $1.88 per share, in the prior period. Included in the prior twelve-month period results was a one-time, after-tax credit of $649,000, or $.20 per share, which was the result of a property tax settlement.

Temperatures for the current three, nine and twelve-month periods were colder than the prior comparable periods, but significantly warmer than normal and had a major impact on the results of operations for the periods presented. The table below discloses degree day data as recorded at the U.S. weather station in Concord, New Hampshire, comparing actual degree days to the previous period and to normal. Due to the size and topographical variations of the Company's service territory, weather conditions vary. Concord, New Hampshire weather data is considered to be representative of the territory.

            Actual     Actual                Change vs.          Change vs.
           6-30-99    6-30-98    Normal    Previous Period     Normal Period
           -------    -------    ------    ---------------     -------------

3 months      896        826       999          8.5%              (10.3)%
9 months    6,530      6,365     7,178          2.6%               (9.0)%
12 months   6,697      6,579     7,452          1.8%              (10.1)%

Quarterly Comparison
--------------------

Total operating revenues increased $1.2 million, or 5.6%, for the quarter ended June 30, 1999. ENMI mechanical contract sales increased $2.7 million for the quarter due primarily to the timing of the ENMI acquisition. Utility gas service revenues were $11.4 million compared to $13.1 million in the prior period, a 13.1% decrease. The average number of customers increased 2.3% for the quarter, the weather was 8.5% colder, and firm sendout, including transportation, increased 2.6%. Lower purchased gas costs of $1.5 million passed through the cost of gas adjustment (CGA) to firm customers was the primary reason for the revenue decrease. Changes in the CGA rates affect operating revenues; however, they do not affect total margin because the CGA is a tariff mechanism designed to provide dollar-for-dollar recovery of gas costs. Utility natural gas margin increased 2.1% for the quarter.

Propane gallons sold increased 14.1% for the three-month period due to an 8.8% increase in the average number of retail propane customers and colder temperatures. Retail propane operating revenues increased $145,000 and gross margin increased 17.1% compared to the same quarter last year.

Operations and maintenance expenses relating to the mechanical contracting businesses acquired in May 1998 were the main reason for the increase in operations and maintenance expenses from the prior comparable period. Depreciation and amortization expenses increased for the period as a result of capital additions and amortization of environmental remediation costs. The decrease in other income resulted primarily from a reduction in interest earned on the temporary investment of surplus cash.


Nine-Month Comparison
---------------------

Total operating revenues increased $7.7 million, or 8.2%, for the nine months ended June 30, 1999. Partially offsetting a $15.6 million increase in ENMI mechanical contract sales, due primarily to the timing of the ENMI acquisition, were lower utility gas service revenues. Utility gas service revenues were $69.8 million compared to $77.7 million in the prior period, a 10.1% decrease. The decrease resulted in part from lower purchased gas costs of $8.2 million that were passed through the CGA to firm customers. In addition, revenues decreased as customers switched from sales gas service to transportation gas service. The weather was 2.6% colder than the prior period and firm sendout, including transportation, increased over 4.8% as the average number of customers increased 2.4%. Margin earned from utility natural gas operations was $1.4 million, or 4.0%, higher than last year's nine-month period.

The average number of retail propane customers grew nearly 8.3% for the nine-month period and temperatures were 2.6% colder than the prior period. Retail propane gallons sold increased 8.1% compared to the prior period. Operating revenues were virtually unchanged from the prior period as retail prices decreased in response to lower purchased propane costs, resulting in an 8.6% increase in margin.

Included in the 13.6% increase in operations and maintenance expenses were expenses attributed to the mechanical contracting operations and higher wage rates. Continued capital additions to plant and equipment and amortization of environmental remediation costs were the primary reasons for the 17.2% increase in depreciation and amortization expenses. The primary reason for the 7.4% increase in total interest expense was the greater level of short-term debt outstanding during the current period.

Twelve-Month Comparison
-----------------------

Total operating revenues increased $14.8 million, or 14.4%, for the twelve months ended June 30, 1999. A $23.4 million increase in ENMI mechanical contract sales resulting from the timing of the ENMI acquisition was partially offset by lower utility gas service revenues. Utility gas service revenues were $77.4 million compared to $85.9 million in the prior period, a 9.9% decrease. Although firm sendout, including transportation, increased 5.8% over the prior period, revenues decreased as lower gas costs of $8.1 million were passed through the CGA. In addition, revenues were lower as customers switched from sales gas service to transportation gas service. Margin earned from utility natural gas operations increased $1.6 million, or 4.2%, from the corresponding prior period.

The average number of retail propane customers increased 7.9% for the twelve months ended June 30, 1999 and temperatures were 1.8% colder than the prior period. Although propane gallons sold increased 7.3%, operating revenues decreased slightly as sales prices were reduced to reflect lower propane costs. Margin earned from retail propane operations increased 7.8% compared to the same period last year.

Operations and maintenance expenses of the mechanical contracting business and increases in wages were the primary reasons for the 14.3% increase in operations and maintenance expenses for the period. Higher depreciation and amortization charges were a direct result of plant additions and amortization of environmental remediation costs. Taxes other than income taxes for the prior period included favorable property tax settlements. The decrease in other income included interest on refunds received from federal income tax settlements and interest earned on temporary investments.

Total interest expense increased 9.9% during the twelve-month period due primarily to the $22 million of 7.4% First Mortgage
Bonds issued in September 1997 and the increased level of short-term debt outstanding during the current period.

Capital Resources and Liquidity
-------------------------------

Cash flow patterns reflect the seasonality of the Company's utility and propane businesses. The greatest demand for cash is in the fall and early winter as construction projects are brought to completion and during the winter as accounts receivable balances grow. During the spring and early summer months, a positive cash flow stream is created as accounts receivable balances are collected. At this time, inventories have been utilized and prepaid amounts, mostly insurance, are being amortized. During the summer months, supplemental gas supplies are replenished in preparation for the winter heating season. The overcollected deferred gas cost amounts at June 30, 1999, will be returned to customers during subsequent winter and summer periods through the CGA mechanism. ENMI does not share the seasonal characteristics of the utility and propane businesses.

The Company's major capital requirements result from efforts to serve additional customers and from normal replacements and efficiency improvements to the existing plant. For the nine months ended June 30, 1999, capital expenditures totaled approximately $8.5 million.

Capital expenditures and working capital requirements were financed by internally generated funds and supplemented by short-term bank borrowings. At June 30, 1999, the Company had unsecured bank lines of credit of $27.7 million, $3.9 million of which was outstanding.

Construction expenditures for fiscal 1999 are expected to total approximately $13.4 million. Construction expenditures, payment of dividends, long-term debt repayments, environmental remediation and working capital requirements will continue to be funded through cash generated by operations, supplemented by available lines of credit.

Environmental Matters
---------------------

The Company and certain of its predecessors owned or operated several facilities for the manufacture of gas from coal, a process used through the mid-1900s that produced by-products that may be considered contaminated or hazardous under current law, and some of which may still be present at such facilities. In April, 1999 the Company received a request from the New Hampshire Department of Environmental Services to participate with Public Service Company of New Hampshire (PSNH) and Northern Utilities in the development of a site investigation report for a former manufactured gas site located in Dover, New Hampshire. The Company is also participating with PSNH in the investigation and remediation of former manufactured gas sites in Laconia, New Hampshire and Nashua, New Hampshire and is engaged in remediation of a site in Concord, New Hampshire. Costs to complete the Company's share of site investigation, risk characterization and remediation at manufactured gas sites are currently estimated to range from $5.4 million to $10.5 million. In addition to costs incurred to date, the Company has recorded $3.4 million as an accrued current liability and $2.0 million as a long-term liability at June 30, 1999 with a corresponding charge to recoverable environmental costs. For further detail regarding environmental issues please refer to Footnote 11 in the Company's 1998 Annual Report to Shareholders.

Year 2000 Readiness
-------------------

The Company has evaluated its principal computer systems and noninformation technology systems including, but not limited to, telecommunication systems, automated meter reading systems, SCADA, regulator stations, plant remote control systems and security systems to determine readiness for the year 2000. These systems are currently capable of processing the year 2000, or are in the process of being upgraded or replaced by systems that are similarly capable. All necessary program modifications and system upgrades and testing are expected to be completed by the year 2000. At June 30, 1999, all Company systems critical to the delivery of gas to customers are year 2000 compliant. Costs incurred to date and costs expected to be incurred to complete the year 2000 readiness are not material and will not have a material impact on the Company's financial position or results of operations.

The Company is currently assessing year 2000 issues with third parties with whom it has a material relationship. Although this assessment is ongoing, critical vendors contacted to date have indicated that interruption to service due to year 2000 problems are unlikely. Due to the complexity of the problem and the reliance on certain important vendors and suppliers, there can be no guarantee that year 2000 compliance for all computer systems and other systems will be achieved or that critical and important vendors and suppliers will achieve compliance. The successful upgrade of the

Company's systems on a timely basis is critical to enable the Company to avoid business disruption and the loss of essential information or data in the year 2000. In addition, a disruption of the transmission of gas due to year 2000 problems experienced by the Company's gas supplier or other significant vendors and service providers could prevent the delivery of a sufficient amount of gas to enable the Company to serve certain customer segments.

Because of the difficulty of accessing year 2000 readiness of others outside the control of the Company, the Company considers potential disruptions by these third parties to present the "reasonably likely worst case scenario." The Company's inability to serve its customers could result in increased costs, loss of business and other similar risks. In an effort to investigate the risks of non-compliance, the Company is in the process of preparing a contingency plan. It is anticipated that contingency plans will be finalized by September 30, 1999.


Factors that May Affect Future Results
--------------------------------------

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

No further material legal proceedings or material developments occurred since September 30, 1998.

Items 2-5 are not applicable.


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:

         27 - Financial Data Schedule
              (Submitted only in electronic format to the Securities and Exchange Commission)

    (b)  Reports on Form 8-K:

         A current report on Form 8-K reporting the occurrence of an event covered by Item 5 was filed on July 20, 1999 by the Company regarding an Agreement and Plan of Reorganization entered into by the Company and Eastern Enterprises on July 14, 1999.

                        ENERGYNORTH, INC.



                            SIGNATURE





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         EnergyNorth, Inc.
                                            (Registrant)




Date:     July 27, 1999                /s/ DAVID A. SKRZYSOWSKI
          -------------          -------------------------------------
                                 David A. Skrzysowski, duly authorized
                                    Vice President & Controller
                                   (Principal Accounting Officer)