Form 10-Q
period 1999-12-31
ENERGYNORTH INC
filed 2000-01-27
CIK 704503

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


        For the Quarterly Period Ended December 31, 1999


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


EnergyNorth, Inc. had 3,322,903 shares of $1.00 par value common stock outstanding on January 27, 2000, the filing date of this report.




PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements



                                ENERGYNORTH, INC.
                      Condensed Consolidated Balance Sheets
                                     Assets
                 (Unaudited, except for September 30, 1999 data)
                                 (In thousands)


                                                           December 31,       September 30,
                                                         1999        1998              1999
                                                     --------------------     -------------
Property:
 Utility plant, at cost                              $172,707    $156,964          $169,856
 Accumulated depreciation and amortization             57,347      52,763            56,126
                                                     --------------------     -------------
  Net utility plant                                   115,360     104,201           113,730
 Net nonutility property, at cost                       8,539      12,594             8,049
                                                     --------------------     -------------
  Net property                                        123,899     116,795           121,779
                                                     --------------------     -------------

Current assets:
 Cash and temporary cash investments                      372       1,956               853
 Accounts receivable (net of allowances of $1,171,
  $1,294 and $1,115, respectively)                     16,940      12,250             9,810
 Unbilled revenues                                      3,638       3,522               559
 Deferred gas costs                                     5,237          29             1,524
 Materials and supplies                                 1,966       2,093             2,047
 Supplemental gas supplies                              8,675       9,019             9,723
 Prepaid and deferred taxes                             1,488       2,322             2,235
 Prepaid expenses and other                             1,362         905             1,669
                                                     --------------------     -------------
    Total current assets                               39,678      32,096            28,420
                                                     --------------------     -------------

Deferred charges and other assets:
 Regulatory asset - income taxes                        2,465       2,401             2,465
 Recoverable environmental costs                       11,154       6,596            11,646
 Other deferred charges                                 2,156       2,032             2,156
 Other assets                                           1,749       2,225             1,859
                                                     --------------------     -------------
    Total deferred charges and other assets            17,524      13,254            18,126
                                                     --------------------     -------------

Total assets                                         $181,101    $162,145          $168,325
                                                     ====================     =============


          See accompanying notes to condensed consolidated financial statements.




                                ENERGYNORTH, INC.
                      Condensed Consolidated Balance Sheets
                      Stockholders' Equity and Liabilities
                 (Unaudited, except for September 30, 1999 data)
                    (In thousands, expect share information)



                                                            December 31,        September 30,
                                                         1999          1998              1999
                                                    -----------------------     -------------
Capitalization:
 Common stockholders' equity:
  Common stock - par value of $1 per
   share; 10,000,000 shares authorized;
   3,322,903, 3,319,718 and 3,319,718
   shares issued and outstanding, respectively      $   3,323     $   3,320         $   3,320
  Amount in excess of par                              32,643        32,506            32,506
  Retained earnings                                    16,665        17,235            15,117
                                                    -----------------------     -------------
    Total common stockholders' equity                  52,631        53,061            50,943
 Long-term debt                                        45,633        44,156            45,679
                                                    -----------------------     -------------
Total capitalization                                   98,264        97,217            96,622
                                                    -----------------------     -------------

Current liabilities:
 Notes payable to banks                                22,780        10,212            15,278
 Current portion of long-term debt                        848         2,031               791
 Inventory purchase obligation                         10,139         9,928             8,329
 Accounts payable                                      13,536         9,634            11,983
 Accrued interest                                       1,147         1,169               251
 Accrued and deferred taxes                             1,229         2,180               571
 Accrued environmental remediation costs                1,742         2,822             4,132
 Customer deposits and other                            3,011         2,723             3,108
                                                    -----------------------     -------------
    Total current liabilities                          54,432        40,699            44,443
                                                    -----------------------     -------------

Commitments and contingencies

Deferred credits:
 Deferred income taxes                                 21,705        18,748            21,254
 Unamortized investment tax credits                     1,456         1,610             1,487
 Regulatory liability - income taxes                      999         1,129             1,027
 Long-term environmental remediation costs              1,429             -               700
 Contributions in aid of construction and other         2,816         2,742             2,792
                                                     ----------------------     -------------
    Total deferred credits                             28,405        24,229            27,260
                                                     ----------------------     -------------

Total stockholders' equity and liabilities           $181,101      $162,145          $168,325
                                                     ======================     =============



          See accompanying notes to condensed consolidated financial statements.





                                ENERGYNORTH, INC.
                   Condensed Consolidated Statements of Income
                        For the periods ended December 31
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                               Three Months            Twelve Months
                                             1999        1998         1999        1998
                                          -------------------     --------------------

Total operating revenues                  $37,162     $31,471     $124,863    $110,505

Operating expenses:
 Cost of sales                             20,496      15,856       73,961      64,898
 Operations and maintenance                 6,566       6,568       25,217      23,773
 Depreciation and amortization              2,054       1,856        7,845       6,821
 Taxes other than income taxes                751       1,081        3,812       4,076
 Federal and state income taxes             2,402       1,884        3,740       2,561
                                          -------------------     --------------------
    Total operating expenses               32,269      27,245      114,575     102,129
                                          -------------------     --------------------

Operating income                            4,893       4,226       10,288       8,376

Other income (loss)                          (157)        374          525       1,035

Reorganization cost                           685           -        1,869           -

Interest expense:
 Interest on long-term debt                   982         972        3,895       3,894
 Other interest                               358         409        1,020       1,062
                                          -------------------     --------------------
    Total interest expense                  1,340       1,381        4,915       4,956
                                          -------------------     --------------------

Net income                                $ 2,711     $ 3,219     $  4,029    $  4,455
                                          ===================     ====================
Weighted average shares outstanding:
  Basic                                     3,321       3,318        3,320       3,291
  Diluted                                   3,341       3,338        3,339       3,310


Earnings per share:
  Basic                                   $   .82     $   .97     $   1.21    $   1.35
  Diluted                                     .81         .96         1.21        1.35



Dividends declared per share              $   .35     $  .335     $  1.385    $  1.325


          See accompanying notes to condensed consolidated financial statements.




                                ENERGYNORTH, INC.
                 Condensed Consolidated Statements of Cash Flows
                     For the three months ended December 31
                                   (Unaudited)
                                 (In thousands)

                                                                      1999          1998
                                                                   ---------------------
Cash flows from operating activities:
 Net income                                                        $ 2,711       $ 3,219
 Noncash items:
  Depreciation and amortization                                      2,092         1,972
  Deferred taxes and investment tax credits, net                       392          (119)

 Changes in:
  Accounts receivable, net                                          (7,130)       (2,523)
  Unbilled revenues                                                 (3,079)       (3,007)
  Inventories                                                        1,129           627
  Prepaid expenses and other                                           307         1,347
  Deferred gas costs                                                (3,713)       (3,870)
  Accounts payable                                                   1,553          (798)
  Accrued liabilities                                                  853          (237)
  Accrued/prepaid taxes                                              1,404         1,321
 Payments for environmental costs and other                         (1,401)         (464)
                                                                   ---------------------
    Net cash used for operating activities                          (4,882)       (2,532)
                                                                   ---------------------

Cash flows from investing activities:
  Additions to property                                             (3,870)       (3,452)

Cash flows from financing activities:
  Issuance of common stock                                             140            63
  Cash dividends on common stock                                    (1,163)       (1,112)
  Issuance of long-term debt                                           188           611
  Repayment of long-term debt                                         (177)         (874)
  Change in notes payable to banks                                   7,502         6,688
  Change in inventory purchase obligation                            1,810         1,216
  Change in other financing activities                                 (29)          117
                                                                   ---------------------
    Net cash provided by financing activities                        8,271         6,709
                                                                   ---------------------

Net (decrease) increase in cash and temporary cash investments        (481)          725
Cash and temporary cash investments, beginning of period               853         1,231
                                                                   ---------------------
Cash and temporary cash investments, end of period                 $   372       $ 1,956
                                                                   =====================

      See accompanying notes to condensed consolidated financial statements.

                     ENERGYNORTH, INC.
    Notes to Condensed Consolidated Financial Statements
                     December 31, 1999
                        (Unaudited)



EnergyNorth, Inc. (Company) is an exempt public utility holding company operating in northern New England. Its principal operating subsidiaries include EnergyNorth Natural Gas, Inc.
(ENGI), EnergyNorth Propane, Inc. (ENPI), and ENI Mechanicals, Inc. (ENMI). ENGI is New Hampshire's largest natural gas utility with almost 73,000 customers. ENPI is a retail propane company serving over 15,800 customers in New Hampshire, and through its 49% investment in VGS Propane, LLC, serves more than 10,000 customers in Vermont. ENMI, through its wholly owned subsidiaries, Northern Peabody, Inc. (NPI) and Granite State Plumbing and Heating, Inc. (GSP&H), provides mechanical contracting services for commercial, industrial and institutional customers in northern New England. They are engaged in the design, construction and service of plumbing, heating, ventilation, air conditioning and process piping systems.

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of EnergyNorth, Inc. include the accounts of all subsidiaries. All significant intercompany accounts and transactions have been eliminated in the accompanying financial statements.

In May 1998, the Company acquired NPI and GSP&H, which are subsidiaries of ENMI. For financial statement purposes, the acquisition was recorded as a purchase. Accordingly, the results of operations of NPI and GSP&H are included in the accompanying condensed consolidated financial statements since May 1, 1998.

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the U. S. Securities and Exchange Commission. Certain footnote disclosures and other information, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted from these interim financial statements, pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 1999 and 1998 and the results of operations for the three and twelve months then ended and statements of cash flows for the three months ended December 31, 1999 and 1998. All accounting policies and practices have been applied in a manner consistent with prior periods. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

The business of ENGI and ENPI is influenced by seasonal weather conditions. The amount of gas sold and transported for central and space heating purposes and, to a lesser extent, water heating is directly related to the ambient air temperature.
Consequently,  more  gas is sold and transported

                       ENERGYNORTH, INC.
Notes to Condensed Consolidated Financial Statements (continued)
                       December 31, 1999
                          (Unaudited)



during the winter months than is sold and transported during the summer months. Therefore, the results of operations for the interim periods presented are not indicative of the results to be expected for all or any part of the balance of the current fiscal year.

Reclassifications are made periodically to previously issued financial statements to conform to the current year's presentation.

Note 2.  Cash Flows

Supplemental disclosures of cash flow information for the three months ended December 31, are as follows (in thousands):

                                                     1999        1998
---------------------------------------------------------------------
Cash paid (received) during the period for:
 Interest (net of amount capitalized)                $503      $  323
 Income taxes                                          37       1,420

In preparing the accompanying condensed consolidated statements of cash flows, all highly liquid investments having maturities of three months or less when acquired were considered to be cash equivalents and classified as cash and temporary cash investments.

Note 3.  Commitments and Contingencies

The Company has management continuity agreements with fifteen officers and managers which become operative upon a change in control of the Company and continue in effect for a range of two to three years. Potential severence expense under the agreements could total approximately $6.8 million.

For additional discussion of commitments and contingencies, please refer to Footnote 12 in the Company's 1999 Annual Report to Shareholders.

                       ENERGYNORTH, INC.
       Item 2. Management's Discussion and Analysis of
    Financial Condition and Results of Operations (continued)
                       December 31, 1999



Results of Operations
---------------------

Net income for the three months ended December 31, 1999 was $2.7 million, or $.82 per share, compared to $3.2 million, or $.97 per share, in 1998. For the twelve months ended December 31, 1999, net income was $4.0 million, or $1.21 per share, compared to $4.5 million, or $1.35 per share, in the prior period. Impacting financial results for the three months ended December 31, 1999 were reorganization costs of $685,000, or $.21 per share, incurred as a result of the pending merger with Eastern Enterprises, Inc. Reorganization costs for the twelve-month period ended December 31, 1999 were $1.9 million, or $.56 per share.

Temperatures for the three-month and twelve-month periods ended December 31, 1999 were significantly warmer than normal, but colder than the prior comparable period. The table below discloses degree day data as recorded at the U.S. weather station in Concord, New Hampshire, comparing actual degree days to the previous period and to normal. Because of the size and topographical variations of the Company's service territory, weather conditions within such territory often vary. The Company considers Concord, New Hampshire weather data to be representative of weather conditions within its service territory.



               Actual      Actual                 Change vs.       Change vs.
              12-31-99    12-31-98    Normal    Previous Period      Normal
              --------    --------    ------    ---------------    ----------

 3 months       2,345       2,293      2,535          2.3%           (7.5)%
12 months       6,750       6,267      7,389          7.7%           (8.7)%



Quarterly Comparison
--------------------

Total operating revenues increased $5.7 million, or more than 18%, for the quarter ended December 31, 1999. ENMI mechanical contract sales increased $2.3 million for the quarter as a result of an increased level of construction activity. Utility gas service revenues were $24.7 million compared to $22 million in the prior period, a 12.3% increase. The average number of customers increased 2.9% for the quarter, the weather was 2.3% colder, and firm sendout, including transportation, increased
4.6% compared to the same quarter in the previous period.
Although greater sendout was the main reason for the increase in revenues, higher purchased gas costs of $1.4 million passed through the cost of gas charge to firm customers also contributed to the revenue increase. Changes in the cost of gas rates affect operating revenues; however, they do not affect total margin because the cost of gas charges are designed to provide dollar-for-dollar recovery of gas costs. Utility margin increased 5.3% for the quarter.

A 7.8% increase in the average number of retail propane customers and colder temperatures were the primary reason for the 11.8% increase in propane gallons sold for the three-month period. Retail propane operating revenues increased $760,000 and gross margin increased 16.5% compared to the same quarter last year.

                       ENERGYNORTH, INC.
       Item 2. Management's Discussion and Analysis of
    Financial Condition and Results of Operations (continued)
                       December 31, 1999


Depreciation and amortization expenses increased for the period as a result of capital additions and amortization of environmental remediation costs. Taxes other than income taxes decreased almost 31% from the prior quarter. Lower property taxes resulting from reduced property tax rates was the main reason. Federal and state income taxes correlate to taxable income for the periods. Reorganization costs and the investment write-down are not currently tax deductible. The change in other income resulted primarily from a $543,000 write-down of an investment of a non-regulated subsidiary.

Twelve-Month Comparison
-----------------------

Total operating revenues increased almost $14.4 million, or 13%, for the twelve months ended December 31, 1999. Partially offsetting a $13.8 million increase in ENMI mechanical contract sales due primarily to timing of the ENMI acquisition, was lower utility gas service revenues. Utility gas service revenues were $79.3 million compared to $80.2 million in the prior period. The slight decrease resulted primarily from lower cost of gas rates due to reductions in the cost of gas. Partially offsetting the impact of lower cost of gas charges was the 2.5% growth in the average number of customers. Customer growth combined with temperatures that were 7.7% colder than the prior twelve-month period resulted in an 8.2% increase in firm sendout. In addition, revenues decreased as customers switched from sales gas service to transportation gas service. Total margin from operations increased 7.8%.

The average number of retail propane customers grew 8.4% for the twelve-month period and temperatures were 7.7% colder than the prior period. Retail propane gallons sold increased 14.4% compared to the prior period. Operating revenues increased $1.5 million resulting in a 17% increase in margin.

Included in the 6.1% increase in operations and maintenance expenses were a full twelve months of expenses attributed to the mechanical contracting operations compared to five months in the prior period. Continued capital additions to plant and equipment and amortization of environmental remediation costs were the primary reasons for the 15% increase in depreciation and amortization expenses. Taxes other than income taxes decreased almost 6.5% as a result of favorable property tax rates. The higher level of pretax income is the main reason for the increase in federal and state income taxes. Included in other income
(loss) is a $543,000 write-down of an investment of a non-regulated subsidiary.

Capital Resources and Liquidity
-------------------------------

The Company's major capital requirements result from normal replacements, efforts to improve the efficiency of the existing plant and serving additional customers. For the three months ended December 31, 1999, capital expenditures totaled approximately $3.9 million.

                      ENERGYNORTH, INC.
      Item 2. Management's Discussion and Analysis of
   Financial Condition and Results of Operations (continued)
                      December 31, 1999


Cash flow patterns reflect the seasonality of the Company's business. The greatest demand for cash is in the fall and early winter as construction projects are brought to completion and during the winter as accounts receivable balances grow. ENMI does not share the seasonal characteristics of the utility and propane businesses.

The undercollected deferred gas cost balance at December 31, 1999 is due to the timing of the recovery of utility purchased gas costs.

Capital expenditures, environmental remediation and working capital requirements were financed by internally generated funds and supplemented by short-term bank borrowings. At December 31, 1999, the Company had unsecured bank lines of credit of $33 million, $22.8 million of which was outstanding.

Construction expenditures for fiscal 2000 are expected to total approximately $14.3 million. Construction expenditures, payment of dividends, long-term debt repayments, environmental remediation and working capital requirements will continue to be funded through cash generated by operations supplemented by available lines of credit.

Environmental Matters
---------------------

The Company and certain of its predecessors owned or operated several facilities for the manufacture of gas from coal, a process used through the mid-1900s that produced by-products that may be considered contaminated or hazardous under current law, and some of which may still be present at such facilities. Costs to complete the Company's share of site investigation, risk characterization and remediation at manufactured gas sites and additional settlement payments are currently estimated to range from $3.1 million to $3.7 million. In addition to costs incurred to date, the Company has recorded $1.7 million as an accrued current liability and $1.4 million as a long-term liability at December 31, 1999 with a corresponding charge to recoverable environmental costs. For further detail regarding environmental issues please refer to Footnote 12 in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

Year 2000 Readiness
-------------------

All Company systems critical to the delivery of gas to customers were year 2000 compliant and ready for the transition to year 2000 prior to December 31, 1999. Costs incurred to complete year 2000 readiness were not material. The Company has not experienced any year 2000 problems to date. The Company will continue to monitor its systems and significant relationships with third parties.

                       ENERGYNORTH, INC.
       Item 2. Management's Discussion and Analysis of
    Financial Condition and Results of Operations (continued)
                       December 31, 1999



Factors that May Affect Future Results
--------------------------------------

The Private Securities Litigation Reform Act of 1995 encourages the use of cautionary statements accompanying forward-looking statements. The preceding Management's Discussion and Analysis of Financial Condition and Results of Operations includes or refers to forward-looking statements concerning the impact of changes in the cost of gas and cost of gas rates on total margin; projected capital expenditures and sources of cash to fund expenditures; year 2000 readiness; and estimated costs of environmental remediation and anticipated regulatory approval of recovery mechanisms. The Company's future results, generally and with respect to such forward-looking statements, may be affected by many factors, among which are uncertainty as to the regulatory allowance of recovery of changes in the cost of gas; uncertain demands for capital expenditures and the availability of cash from various sources; uncertainty as to whether transportation rates will be reduced in future regulatory proceedings with resulting decreases in transportation margins; uncertainty as to environmental costs and as to regulatory approval of the full recovery of environmental costs, and other regulatory assets; weather; year 2000 readiness; results of regulatory proceedings on unbundling; and impact of new pipeline supplies.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

A description of pending legal proceedings is contained in the Company's Annual Report on Form 10-K for the fiscal year ended
September 30, 1999.

No further material legal proceedings or material developments occurred in the quarter ended December 31, 1999.

Items 2 - 5 are not applicable.

Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits:

           27  - Financial Data Schedule
                 (Submitted only in electronic format to the Securities and Exchange Commission)

  (b)  Reports on Form 8-K:

          A current report on Form 8-K reporting the occurrence of an event covered by Item 5 was filed on November 10, 1999 by the Company regarding Amendment No. 1 to the Agreement and Plan of Reorganization dated July 14, 1999 entered into by the Company and Eastern Enterprises.

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




                                               EnergyNorth, Inc.
                                               -----------------
                                                  (Registrant)




Date:  January 27, 2000                   /s/  DAVID A. SKRZYSOWSKI
                                      -------------------------------------
                                      David A. Skrzysowski, duly authorized
                                           Vice President & Controller
                                         (Principal Accounting Officer)