Form 10-Q
period 2000-03-31
ENERGYNORTH INC
filed 2000-04-27
CIK 704503

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


          For the Quarterly Period Ended March 31, 2000


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


EnergyNorth, Inc. had 3,322,903 shares of $1.00 par value common stock outstanding on April 27, 2000, the filing date of this report.




PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                ENERGYNORTH, INC.
                      Condensed Consolidated Balance Sheets
                                     Assets
                 (Unaudited, except for September 30, 1999 data)
                                 (In thousands)

                                                       March 31,          September 30,
                                                   2000         1999               1999

                                               ---------------------      -------------


Property:
 Utility plant, at cost                        $174,195     $162,602           $169,856
 Accumulated depreciation and amortization       58,610       53,980             56,126
                                               ---------------------           --------
   Net utility plant                            115,585      108,622            113,730
 Net nonutility property, at cost                 8,435        8,141              8,049
                                               ---------------------           --------
   Net property                                 124,020      116,763            121,779
                                               ---------------------           --------

Current assets:
 Cash and temporary cash investments              2,098        1,634                853
 Accounts receivable (net of allowances of
  $1,613, $1,323 and $1,115, respectively)       25,046       16,520              9,810
 Unbilled revenues                                1,459        1,641                559
 Deferred gas costs                               1,385          535              1,524
 Materials and supplies                           2,013        2,170              2,047
 Supplemental gas supplies                        2,889        4,257              9,723
 Prepaid and deferred taxes                         707        1,653              2,235
 Prepaid expenses and other                       1,484        1,021              1,669
                                               ---------------------           --------
   Total current assets                          37,081       29,431             28,420
                                               ---------------------           --------

Deferred charges and other assets:
 Regulatory asset - income taxes                  2,746        2,401              2,465
 Recoverable environmental costs                 10,152       10,198             11,646
 Other deferred charges                           2,215        2,056              2,156
 Other assets                                     1,693        2,387              1,859
                                               ---------------------           --------
   Total deferred charges and other assets       16,806       17,042             18,126
                                               ---------------------           --------

Total assets                                   $177,907     $163,236           $168,325
                                               =====================           ========



        See accompanying notes to condensed consolidated financial statements.








                                ENERGYNORTH, INC.
                      Condensed Consolidated Balance Sheets
                      Stockholders' Equity and Liabilities
                 (Unaudited, except for September 30, 1999 data)
                    (In thousands, except share information)

                                                               March 31,          September 30,
                                                           2000         1999               1999
                                                       ---------------------      -------------

Capitalization:
 Common stockholders' equity:
  Common stock - par value of $1 per
   share; 10,000,000 shares authorized;
   3,322,903, 3,319,718, and 3,319,718
   shares issued and outstanding, respectively         $  3,323     $  3,320           $  3,320
  Amount in excess of par                                32,643       32,506             32,506
  Retained earnings                                      22,534       23,238             15,117
                                                       ---------------------           --------
    Total common stockholders' equity                    58,500       59,064             50,943
 Long-term debt                                          45,381       45,591             45,679
                                                       ---------------------           --------
Total capitalization                                    103,881      104,655             96,622
                                                       ---------------------           --------

Current liabilities:
 Notes payable to banks                                  16,948        4,352             15,278
 Current portion of long-term debt                          875          801                791
 Inventory purchase obligation                            3,647        5,229              8,329
 Accounts payable                                        14,729       10,942             11,983
 Accrued interest                                           273          264                251
 Accrued  and deferred taxes                              6,186        4,562                571
 Accrued environmental remediation costs                  1,936        5,371              4,132
 Customer deposits and other                              2,297        2,704              3,108
                                                       ---------------------           --------
    Total current liabilities                            46,891       34,225             44,443
                                                       ---------------------           --------

Commitments and contingencies

Deferred credits:
 Deferred income taxes                                   21,268       18,958             21,254
 Unamortized investment tax credits                       1,426        1,587              1,487
 Regulatory liability - income taxes                        971        1,084              1,027
 Long-term environmental remediation costs                  645            -                700
 Contributions in aid of construction and other           2,825        2,727              2,792
                                                       ---------------------           --------
    Total deferred credits                               27,135       24,356             27,260
                                                       ---------------------           --------

Total stockholders' equity and liabilities             $177,907     $163,236           $168,325
                                                       =====================           ========


            See accompanying notes to condensed consolidated financial statements.








                                ENERGYNORTH, INC.
                   Condensed Consolidated Statements of Income
                         For the periods ended March 31
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                               Three Months               Six Months               Twelve Months
                                             2000        1999          2000        1999          2000          1999
                                          -------------------      --------------------      ----------------------

Operating revenues                        $62,972     $47,985      $100,134     $79,456      $139,850      $116,458

Operating expenses:
 Cost of sales                             39,421      26,114        59,917      41,970        87,268        67,182
 Operations and maintenance                 7,366       6,541        13,932      13,109        26,042        24,939
 Depreciation and amortization              2,429       2,154         4,483       4,010         8,120         7,250
 Taxes other than income taxes                983       1,094         1,734       2,175         3,701         4,153
 Federal and state income taxes             4,638       4,226         7,040       6,110         4,152         3,360
                                          -------------------      --------------------      ----------------------
   Total operating expenses                54,837      40,129        87,106      67,374       129,283       106,884
                                          -------------------      --------------------      ----------------------

Operating income                            8,135       7,856        13,028      12,082        10,567         9,574

Other income, net                             468         532           311         906           461         1,230

Reorganization cost                           223           -           908           -         2,092             -

Interest expense:
 Interest on long-term debt                   979         964         1,961       1,936         3,910         3,890
 Other interest                               369         309           727         718         1,080         1,180
                                          -------------------      --------------------      ----------------------
   Total interest expense                   1,348       1,273         2,688       2,654         4,990         5,070
                                          -------------------      --------------------      ----------------------

Net income                                $ 7,032     $ 7,115      $  9,743     $10,334      $  3,946      $  5,734
                                          ===================      ====================      ======================

Weighted average shares outstanding:
 Basic                                      3,323       3,320         3,322       3,319         3,321         3,309
 Diluted                                    3,343       3,320         3,342       3,319         3,341         3,309

Earnings per share:
 Basic                                    $  2.12     $  2.14      $   2.93     $  3.11      $   1.19      $   1.73
 Diluted                                     2.10        2.14          2.92        3.11          1.18          1.73

Dividends declared per share              $   .35     $  .335      $    .70     $   .67      $   1.40      $   1.34



                      See accompanying notes to condensed consolidated financial statements.







                                ENERGYNORTH, INC.
                 Condensed Consolidated Statements of Cash Flows
                        For the six months ended March 31
                                   (Unaudited)
                                 (In thousands)

                                                                 2000         1999
                                                              -------      -------

Cash flows from operating activities:
 Net income                                                  $  9,743      $10,334
 Noncash items:
  Depreciation and amortization                                 4,485        4,246
  Deferred taxes and investment tax credits, net                 (385)          22
 Changes in:
  Accounts receivable, net                                    (15,235)      (6,792)
  Unbilled revenues                                              (900)      (1,125)
  Inventories                                                   6,868        5,311
  Prepaid expenses and other                                      183        1,231
  Deferred gas costs                                              138       (4,376)
  Accounts payable                                              2,746          511
  Accrued liabilities                                            (680)      (1,150)
  Accrued/prepaid taxes                                         7,143        4,372
 Payments for environmental costs and other                    (1,674)      (2,240)
                                                             --------      -------
    Net cash provided by operating activities                  12,432       10,344
                                                             --------      -------

Cash flows from investing activities:
 Additions to property                                         (5,701)      (5,157)
                                                             --------      -------

Cash flows from financing activities:
 Issuance of common stock                                         140           63
 Cash dividends on common stock                                (2,326)      (2,224)
 Issuance of long-term debt                                       505        1,919
 Repayment of long-term debt                                     (718)      (1,978)
 Change in notes payable to banks                               1,670          828
 Change in inventory purchase obligation                       (4,682)      (3,483)
 Change in other financing activities                             (75)          91
                                                             --------      -------
    Net cash used for financing activities                     (5,486)      (4,784)
                                                             --------      -------

Net increase in cash and temporary cash investments             1,245          403
Cash and temporary cash investments, beginning of period          853        1,231
                                                             --------      -------
Cash and temporary cash investments, end of period           $  2,098      $ 1,634
                                                             ========      =======


      See accomanying notes to condensed consolidated financial statements.



                       ENERGYNORTH, INC.
     Notes to Condensed Consolidated Financial Statements
                        March 31, 2000
                         (Unaudited)


EnergyNorth, Inc. (Company) is an exempt public utility holding company operating in northern New England. Its principal operating subsidiaries include EnergyNorth Natural Gas, Inc.
(ENGI), EnergyNorth Propane, Inc. (ENPI), and ENI Mechanicals, Inc. (ENMI). ENGI is New Hampshire's largest natural gas utility with over 73,000 customers. ENPI is a retail propane company serving over 16,000 customers in New Hampshire, and through its 49% investment in VGS Propane, LLC, serves more than 10,000 customers in Vermont. ENMI, through its wholly owned subsidiaries, Northern Peabody, Inc. (NPI) and Granite State Plumbing and Heating, Inc. (GSP&H), provides mechanical contracting services for commercial, industrial and institutional customers in northern and central New England. They are engaged in the design, construction and service of plumbing, heating, ventilation, air conditioning and process piping systems.

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

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the U. S. Securities and Exchange Commission. Certain footnote disclosures and other information, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted from these interim financial statements, pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2000 and 1999 and the results of operations for the three, six and twelve months then ended and statements of cash flows for the six months ended March 31, 2000 and 1999. All accounting policies and practices have been applied in a manner consistent with prior periods. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

The business of ENGI and ENPI is influenced by seasonal weather conditions. The amount of gas sold and transported for central and space heating purposes and, to a lesser extent, water heating is directly related to the ambient air temperature. Consequently, more gas is sold and transported during the winter months than is sold and transported during the summer months. Therefore, the

                       ENERGYNORTH, INC.
Notes to Condensed Consolidated Financial Statements (continued)
                        March 31, 2000
                         (Unaudited)


results of operations for the interim periods presented are not indicative of the results to be expected for all or any part of the balance of the current fiscal year.

Reclassifications are made periodically to previously issued financial statements to conform to the current year's presentation.

Note 2.  Cash Flows

Supplemental disclosures of cash flow information for the six months ended March 31, are as follows (in thousands):

                                                    2000    1999
----------------------------------------------------------------
Cash paid (received) during the period for:
 Interest (net of amount capitalized)             $2,802  $2,424
 Income taxes                                      1,456   1,447

In preparing the accompanying condensed consolidated statements of cash flows, all highly liquid investments having maturities of three months or less when acquired were considered to be cash equivalents and classified as cash and temporary cash investments.

Note 3.  Commitments and Contingencies

The Company has management continuity agreements with fifteen officers and managers which become operative upon change in control of the Company and continue in effect for a range of two to three years. Potential severance expense under the Company agreements could total approximately $6.8 million.

For a discussion of commitments and contingencies, please refer to Footnote 12 in the Company's 1999 Annual Report on Form 10-K.

                       ENERGYNORTH, INC.
        Item 2. Management's Discussion and Analysis of
   Financial Condition and Results of Operations (continued)
                        March 31, 2000


Results of Operations
---------------------

Net income for the three months ended March 31, 2000 was $7
million, or $2.12 per share, compared to $7.1 million, or $2.14 per share, in 1999. For the six months ended March 31, 2000, net income declined to $9.7 million, or $2.93 per share, from $10.3 million, or $3.11 per share, in 1999. Net income for the twelve months ended March 31, 2000 was $3.9 million, or $1.19 per share, compared to $5.7 million, or $1.73 per share, in the prior period. Impacting financial results for the three, six and twelve-month periods presented were reorganization costs of $223,000, $908,000 and $2.1 million, respectively, incurred as a result of the pending merger with Eastern Enterprises.

Although temperatures were colder than all previous periods, they were significantly warmer than normal. The temperatures had a major impact on the results of operations for the periods presented. The table below discloses degree day data as recorded at the U.S. weather station in Concord, New Hampshire, comparing actual degree days to the previous period and to normal. Due to the size and topographical variations of the Company's service territory, weather conditions vary. Concord, New Hampshire weather data is considered to be representative of the territory.


            Actual      Actual               Change vs.       Change vs.
           03-31-00    03-31-99   Normal   Previous Period      Normal
           --------    --------   ------   ---------------    ----------

3 months      3,351       3,341    3,490         .3%            (4.0)%
6 months      5,696       5,634    6,025        1.1%            (5.5)%
12 months     6,760       6,627    7,298        2.0%            (7.4)%


Quarterly Comparison
--------------------

Total operating revenues increased almost $15 million, or more than 31%, for the quarter ended March 31, 2000. ENMI mechanical contract sales increased $4.7 million for the quarter as a result of an increased level of construction activity. Utility gas service revenues were $44.9 million compared to $36.4 million in the prior period, a 23.4% increase. The average number of customers increased 2.5% for the quarter, and firm sendout, including transportation, increased 4.3% compared to the same quarter in the previous period. Although greater sendout was the main reason for the increase in revenues, higher purchased gas costs of $5.3 million passed through the cost of gas charge to firm customers also contributed to the revenue increase. Changes in the cost of gas rates affect operating revenues; however, they do not affect total margin because the cost of gas charges are designed to provide dollar-for-dollar recovery of gas costs. Utility margin increased 7.1% for the quarter.

A 7.6% increase in the average number of retail propane customers was the primary reason for the 10.8% increase in propane gallons sold for the three-month period. Retail propane operating revenues increased $1.9 million and gross margin increased 10.8% compared to the same quarter last year.

                       ENERGYNORTH, INC.
        Item 2. Management's Discussion and Analysis of
   Financial Condition and Results of Operations (continued)
                        March 31, 2000



Operating expenses increased 12.6% due to increased propane delivery expense and increased utility production expenses resulting from the cold temperatures experienced in late January 2000 and greater utility bad debt and insurance expense. Depreciation and amortization expenses increased for the period as a result of capital additions and amortization of environmental remediation costs. Taxes other than income taxes decreased 10.1% from the prior quarter, principally due to reduced property tax rates. Reorganization costs are not currently tax deductible. Federal and state income taxes correlate to taxable income for the periods.

Six-Month Comparison
--------------------

Total operating revenues increased $20.7 million, or more than 26%, for the six-month period ended March 31, 2000. ENMI mechanical contract sales increased $7 million for the period as a result of an increased level of construction activity. Utility gas service revenues were $69.5 million compared to $58.5 million in the prior period, a 19% increase. The average number of customers increased 2.7% for the quarter, the weather was slightly colder, and firm sendout, including transportation, increased 4.6% compared to the previous period. Although greater sendout was the main reason for the increase in revenues, higher purchased gas costs of $6.7 million passed through the cost of gas charge to firm customers also contributed to the revenue increase. Utility margin increased 6.3% for the quarter.

The average number of retail propane customers grew 7.7% for the six-month period and temperatures were 1.1% colder than the prior period. Retail propane gallons sold increased approximately 11%, and operating revenues increased 32%. Margin was almost 13% better than the prior comparable six-month period.

Greater operations and maintenance expenses of the mechanical contracting business, increased propane delivery expenses and higher utility production, insurance and bad debt expenses were the primary reasons for the 6.3% increase in operations and maintenance expenses for the period. Continued capital additions to the distribution system and amortization of environmental costs were the main reasons for the 11.8% increase in depreciation and amortization expense. Taxes other than income taxes decreased more than 20% from the prior quarter, principally due to reduced property tax rates. Federal and state income taxes correlate to taxable income for the periods. The change in other income resulted primarily from a $543,000 write-down of an investment of a non-regulated subsidiary. Reorganization costs and the investment write-down are not currently tax deductible.

Twelve-Month Comparison
-----------------------

Total operating revenues increased almost $23.4 million, or 20%, for the twelve months ended March 31, 2000. ENMI mechanical contract sales increased $12.1 million due primarily to increased construction activity and timing of the ENMI acquisition. Utility gas service revenues

                       ENERGYNORTH, INC.
        Item 2. Management's Discussion and Analysis of
   Financial Condition and Results of Operations (continued)
                        March 31, 2000



were $87.7 million compared to $79.1 million in the prior period.
Included in the increase in revenues were higher purchased gas costs of $4.7 million passed through the cost of gas charge to firm customers. Customer growth of 2.6% combined with temperatures that were 2% colder than the prior twelve-month period resulted in a 3.8% increase in firm sendout. Total margin from operations increased 5.1%.

The average number of retail propane customers grew 8.2% for the twelve-month period. Retail propane gallons sold increased 9.8%
compared to the prior period. Operating revenues increased $2.7 million and margin increased 11.1%.

Included in the 4.4% increase in operations and maintenance expenses were a full twelve months of expenses attributed to the mechanical contracting operations compared to eleven months in the prior period. Continued capital additions to plant and equipment and amortization of environmental remediation costs were the primary reasons for the 12% increase in depreciation and amortization expenses. Taxes other than income taxes decreased almost 10.9% as a result of reductions in property tax rates. The higher level of pretax income is the main reason for the increase in federal and state income taxes. Included in other income is a $543,000 write-down of an investment of a non-regulated subsidiary.

Capital Resources and Liquidity
-------------------------------

Cash flow patterns reflect the seasonality of the Company's business. The greatest demand for cash is in the fall and early winter as utility construction projects are brought to completion and during the winter as accounts receivable balances grow. The net accounts receivable balance at March 31, 2000 was $25 million and included $8.7 million from ENMI contract sales. The balance reflects higher revenues resulting from colder temperatures and from higher purchased gas costs being passed through the cost of gas charge to firm customers and a higher level of construction activity for ENMI. During the spring and early summer months, a positive cash flow stream is created as gas accounts receivable balances are collected, at which time, inventories are partially depleted and prepaid amounts, mostly insurance, are being amortized. The undercollected deferred gas cost amounts at March 31, 2000 will be billed to customers through cost of gas rates in future periods.

The Company's major capital requirements result from efforts to serve additional natural gas and propane customers and from normal replacements and efficiency improvements to the existing plant. For the six months ended March 31, 2000, capital expenditures totaled more than $5.7 million.

Capital expenditures and working capital requirements were financed by internally generated funds and supplemented by short-term bank borrowings. At March 31, 2000, the Company had unsecured bank lines of credit of $33 million, $16.9 million of which was outstanding.

                       ENERGYNORTH, INC.
        Item 2. Management's Discussion and Analysis of
   Financial Condition and Results of Operations (continued)
                        March 31, 2000



Construction expenditures for fiscal 2000 are expected to total approximately $14.3 million. Construction expenditures, payment of dividends, long-term debt repayments, environmental remediation and working capital requirements will continue to be funded through cash generated by operations, supplemented by available lines of credit.

Environmental Matters
---------------------

The Company and certain of its predecessors owned or operated several facilities for the manufacture of gas from coal, a process used through the mid-1900s that produced by-products that may be considered contaminated or hazardous under current law, and some of which may still be present at such facilities. In March 2000, the Company received a request from the New Hampshire Department of Environmental Services to initiate the development of a site investigation report for a former manufactured gas site located in Manchester, New Hampshire. The Company is also participating with Public Service Company of New Hampshire (PSNH) in the investigation of a former manufactured gas site in Dover, New Hampshire. In addition, the Company is participating with PSNH in the investigation of a site in Nashua, New Hampshire and has reached settlement with PSNH on a site in Laconia, New Hampshire. The Company is also engaged in remediation of a site in Concord, New Hampshire. Costs to complete the Company's share of site investigation, risk characterization and remediation at manufactured gas sites are currently estimated to range from $2.6 million to $3.1 million. In addition to costs incurred to date, the Company has recorded $1.9 million as an accrued current liability and $645,000 as a long-term liability at March 31, 2000 with a corresponding charge to recoverable environmental costs. For further detail regarding environmental issues please refer to Footnote 12 in the Company's 1999 Annual Report on Form 10-K.

Year 2000 Readiness
-------------------

All Company systems critical to the delivery of gas to customers were year 2000 compliant and ready for the transition to year 2000 prior to December 31, 1999. Costs incurred to complete year 2000 readiness were not material. The Company has not experienced any significant year 2000 problems to date. The Company will continue to monitor its systems and significant relationships with third parties.

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

                       ENERGYNORTH, INC.
        Item 2. Management's Discussion and Analysis of
   Financial Condition and Results of Operations (continued)
                        March 31, 2000



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
              (Submitted only in electronic format to the Securities and Exchange Commission)

  (b)  Reports on Form 8-K:

       The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.





                        ENERGYNORTH, INC.



                            SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         EnergyNorth, Inc.
                                           (Registrant)




Date:     April 27, 2000            /s/  DAVID A. SKRZYSOWSKI
          --------------       -------------------------------------
                               David A. Skrzysowski, duly authorized
                                    Vice President & Controller
                                   (Principal Accounting Officer)