Form 10-Q
period 2000-06-30
ENERGYNORTH INC
filed 2000-08-08
CIK 704503

FORM 10-Q


                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


           For the Quarterly Period Ended June 30, 2000


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


EnergyNorth, Inc. had 3,322,903 shares of $1.00 par value common stock outstanding on August 3, 2000, the filing date of this report.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                ENERGYNORTH, INC.
                      Condensed Consolidated Balance Sheets
                                     Assets
                 (Unaudited, except for September 30, 1999 data)
                                 (In thousands)


                                                    June 30,      September 30,
                                              -------------------      --------
                                                  2000       1999          1999
                                              -------------------      --------
Property:
 Utility plant, at cost                       $177,793   $165,184      $169,856
 Accumulated depreciation and amortization      59,481     54,902        56,126
                                              -------------------      --------
   Net utility plant                           118,312    110,282       113,730
 Net nonutility property, at cost                8,349      8,116         8,049
                                              -------------------      --------
   Net property                                126,661    118,398       121,779
                                              -------------------      --------

Current assets:
 Cash and temporary cash investments               726        599           853
 Accounts receivable (net of allowances of
  $1,643, $1,267 and $1,115, respectively)      14,686     10,764         9,810
 Unbilled revenues                               1,200        673           559
 Deferred gas costs                                  -          -         1,524
 Materials and supplies                          1,806      2,058         2,047
 Supplemental gas supplies                       7,154      6,479         9,723
 Prepaid and deferred taxes                      1,464      1,210         2,235
 Prepaid expenses and other                      1,239        904         1,669
                                              -------------------      --------
   Total current assets                         28,275     22,687        28,420
                                              -------------------      --------

Deferred charges and other assets:
 Regulatory asset - income taxes                 2,746      2,401         2,465
 Recoverable environmental costs                10,154     10,613        11,646
 Other deferred charges                          2,171      2,117         2,156
 Other assets                                    1,057      2,236         1,859
                                              -------------------      --------
   Total deferred charges and other assets      16,128     17,367        18,126
                                              -------------------      --------
Total assets                                  $171,064   $158,452      $168,325
                                              ===================      ========




     See accompanying notes to condensed consolidated financial statements.

                                ENERGYNORTH, INC.
                      Condensed Consolidated Balance Sheets
                      Stockholders' Equity and Liabilities
                 (Unaudited, except for September 30, 1999 data)
                    (In thousands, except share information)

                                                       June 30,    September 30,
                                                ------------------ -------------
                                                    2000      1999          1999
                                                ------------------      --------
Capitalization:
 Common stockholders' equity:
  Common stock - par value of $1 per
   share; 10,000,000 shares authorized;
   3,322,903, 3,319,718 and 3,319,718
   shares issued and outstanding, respectively  $  3,323  $  3,320      $  3,320
  Amount in excess of par                         32,643    32,506        32,506
  Retained earnings                               18,105    20,255        15,117
                                                ------------------      --------
     Total common stockholders' equity            54,071    56,081        50,943
 Long-term debt                                   45,274    45,731        45,679
                                                ------------------      --------
Total capitalization                              99,345   101,812        96,622
                                                ------------------      --------

Current liabilities:
 Notes payable to banks                           14,130     3,926        15,278
 Current portion of long-term debt                   849       850           791
 Inventory purchase obligation                     4,413     5,308         8,329
 Dividends payable                                   388         -             -
 Accounts payable                                 15,024     9,234        11,983
 Deferred gas costs                                  311       736             -
 Accrued interest                                  1,174     1,139           251
 Accrued and deferred taxes                        4,110     2,482           571
 Accrued environmental remediation costs           2,112     3,398         4,132
 Customer deposits and other                       2,344     2,720         3,108
                                                ------------------      --------
    Total current liabilities                     44,855    29,793        44,443
                                                ------------------      --------

Commitments and contingencies

Deferred credits:
 Deferred income taxes                            21,126    19,483        21,254
 Unamortized investment tax credits                1,395     1,518         1,487
 Regulatory liability - income taxes                 943     1,056         1,027
 Long-term environmental remediation costs           505     2,000           700
 Contributions in aid of construction and other    2,895     2,790         2,792
                                                ------------------      --------
    Total deferred credits                        26,864    26,847        27,260
                                                ------------------      --------
Total stockholders' equity and liabilities      $171,064  $158,452      $168,325
                                                ==================      ========




     See accompanying notes to condensed consolidated financial statements.






                                ENERGYNORTH, INC.
                   Condensed Consolidated Statements of Income
                          For the periods ended June 30
                                   (Unaudited)
                    (In thousands, except per share amounts)



                                          Three Months            Nine Months           Twelve Months
                                       ------------------    --------------------    --------------------
                                          2000       1999        2000        1999        2000        1999
                                       ------------------    --------------------    --------------------

Operating revenues                     $28,429    $21,655    $128,563    $101,111    $146,624    $117,615
                                       ------------------    --------------------    --------------------
Operating expenses:
 Cost of sales                          20,110     14,676      80,027      56,646      92,702      67,752
 Operations and maintenance              6,339      5,965      20,271      19,074      26,416      25,362
 Depreciation and amortization           2,033      1,854       6,516       5,864       8,299       7,464
 Taxes other than income taxes           1,039      1,023       2,773       3,198       3,717       4,112
 Federal and state                        (867)    (1,082)      6,173       5,028       4,367       3,309
                                       ------------------    --------------------    --------------------
    Total operating expenses            28,654     22,436     115,760      89,810     135,501     107,999
                                       ------------------    --------------------    --------------------

Operating income (loss)                   (225)      (781)     12,803      11,301      11,123       9,616

Other income (loss)                       (414)        77        (103)        983         (30)      1,060



Reorganization cost                      1,027          -       1,935           -       3,119           -

Interest expense:
 Interest on long-term debt                979        973       2,940       2,909       3,916       3,888
 Other interest                            234        144         961         862       1,170       1,117
                                       ------------------    --------------------    --------------------
      Total interest expense             1,213      1,117       3,901       3,771       5,086       5,005
                                       ------------------    --------------------    --------------------

Net income (loss)                      $(2,879)   $(1,821)   $  6,864    $  8,513    $  2,888    $  5,671
                                       ==================    ====================    ====================


Weighted average shares outstanding:
    Basic                                3,323      3,320       3,322       3,319       3,322       3,319
    Diluted                              3,343      3,321       3,343       3,321       3,342       3,320

Earnings (loss) per share:
    Basic                              $ (0.87)   $  (.55)   $   2.07    $   2.56    $   0.87    $   1.71
    Diluted                              (0.86)      (.55)       2.05        2.56        0.86        1.71

Dividends declared per share           $   .35    $   .35    $   1.05    $   1.02    $   1.40    $  1.355



               See accompanying notes to condensed consolidated financial statements.




                                ENERGYNORTH, INC.
                 Condensed Consolidated Statements of Cash Flows
                        For the nine months ended June 30
                                   (Unaudited)
                                 (In thousands)

                                                               2000       1999
                                                           --------    -------
Cash flows from operating activities:
 Net income                                                $  6,864    $ 8,513
 Noncash items:
  Depreciation and amortization                               6,391      6,219
  Deferred taxes and investment tax credits, net               (586)       450
 Changes in:
  Accounts receivable, net                                   (4,876)    (1,037)
  Unbilled revenues                                            (641)      (157)
  Inventories                                                 2,810      3,202
  Prepaid expenses and other                                    430       (545)
  Deferred gas costs                                          1,835     (3,105)
  Accounts payable                                            3,429     (1,197)
  Accrued liabilities                                           336      1,667
  Accrued/prepaid taxes                                       4,310      2,734
 Payments for environmental costs and other                  (1,177)    (2,774)
                                                           --------    -------
    Net cash provided by operating activities                19,125     13,970
                                                           --------    -------

Cash flows from investing activities:
 Additions to property                                      (10,031)    (8,528)
                                                           --------    -------

Cash flows from financing activities:
 Issuance of common stock                                       140         64
 Cash dividends on common stock                              (3,877)    (3,386)
 Issuance of long-term debt                                     533      2,223
 Repayment of long-term debt                                   (880)    (2,093)
 Change in notes payable to banks                            (1,148)       402
 Change in inventory purchase obligation                     (3,916)    (3,404)
 Change in other financing activities                           (73)       120
                                                           --------    -------
    Net cash used for financing activities                   (9,221)    (6,074)
                                                           --------    -------

Net decrease in cash and temporary cash investments            (127)      (632)
Cash and temporary cash investments, beginning of period        853      1,231
                                                           --------    -------
Cash and temporary cash investments, end of period         $    726    $   599
                                                           ========    =======



     See accompanying notes to condensed consolidated financial statements.

                      ENERGYNORTH, INC.
     Notes to Condensed Consolidated Financial Statements
                        June 30, 2000
                         (Unaudited)



EnergyNorth, Inc. (Company) is an exempt public utility holding company operating in northern and central New England. Its principal operating subsidiaries include EnergyNorth Natural Gas, Inc. (ENGI), EnergyNorth Propane, Inc. (ENPI), and ENI Mechanicals, Inc. (ENMI). ENGI is New Hampshire's largest natural gas utility with over 73,000 customers. ENPI is a retail propane company serving over 16,000 customers in New Hampshire, and through its 49% investment in VGS Propane, LLC, serves more than 10,000 customers in Vermont. ENMI, through its wholly owned subsidiaries, Northern Peabody, Inc. (NPI) and Granite State Plumbing and Heating, Inc. (GSP&H), provides mechanical contracting services for commercial, industrial and institutional customers in northern and central New England. They are engaged in the design, construction and service of plumbing, heating, ventilation, air conditioning and process piping systems.

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of EnergyNorth, Inc. include the accounts of all subsidiaries. All significant intercompany accounts and transactions have been eliminated in the accompanying financial statements.

Effective May 1, 1998, the Company acquired NPI and GSP&H, which are subsidiaries of ENMI. The acquisition was accounted for as a purchase, and is reflected in the condensed consolidated financial statements for the periods ended June 30, 2000 and 1999.

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the U. S. Securities and Exchange Commission. Certain footnote disclosures and other information, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted from these interim financial statements, pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2000 and 1999 and the results of operations for the three, nine and twelve months then ended and statements of cash flows for the nine months ended June 30, 2000 and 1999. All accounting policies and practices have been applied in a manner consistent with prior periods. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report to Shareholders for the year ended September 30, 1999.

The business of ENGI and ENPI is influenced by seasonal weather conditions. The amount of gas sold and transported for central and space heating purposes and, to a lesser extent, water heating is directly related to the ambient air temperature.
Consequently, more gas is sold and transported during the winter months than is sold and transported during the summer months. Therefore, the

                      ENERGYNORTH, INC.
Notes to Condensed Consolidated Financial Statements (continued)
                        June 30, 2000
                         (Unaudited)


results of operations for the interim periods presented are not indicative of the results to be expected for all or any part of the balance of the current fiscal year.

Reclassifications are made periodically to previously issued financial statements to conform to the current year's presentation.


Note 2.  Cash Flows

Supplemental disclosures of cash flow information for the nine months ended June 30, are as follows (in thousands):

                                                   2000    1999
---------------------------------------------------------------
Cash paid (received) during the period for:
    Interest (net of amount capitalized)         $3,124  $2,623
    Income taxes                                  1,961   1,448

In preparing the accompanying condensed consolidated statements of cash flows, all highly liquid investments having maturities of three months or less when acquired were considered to be cash equivalents and classified as cash and temporary cash investments.


Note 3.  Commitments and Contingencies

The Company has a management continuity plan, management continuity agreements and retention agreements with various officers, managers and other employees which become operative upon a change in control of the Company. As of June 30, 2000, the Company has accrued
$666,000 under the plan and agreements with a corresponding charge to reorganization costs. Additional potential severance and retention expense could total approximately $4.6 million.

For a discussion of commitments and contingencies, please refer to Footnote 12 in the Company's 1999 Annual Report on Form 10-K.

                      ENERGYNORTH, INC.
      Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operations
                        June 30, 2000



Results of Operations
---------------------

Net loss for the three months ended June 30, 2000 was $2.9 million, or $.87 per share, compared to $1.8 million, or $.55 per share, in 1999. For the nine months ended June 30, 2000, net income declined to $6.9 million, or $2.07 per share, from $8.5 million, or $2.56 per share, in 2000. Net income for the twelve months ended June 30, 2000 was $2.9 million, or $.87 per share, compared to $5.7 million, or $1.71 per share, in the prior period. Impacting financial results for the three, nine and twelve-month periods presented were reorganization costs of $1 million, $1.9 million and $3.1 million, respectively, incurred as a result of the pending merger with Eastern Enterprises. The Company also recorded write-downs of an investment of a non-regulated subsidiary of $851,000 in the three-month period and $1.4 million in the nine and twelve-month periods ended June 30, 2000.

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

                                          Period Ending    Period Ending
            Actual    Actual               6-30-00 vs.      6-30-00 vs.
            6-30-00   6-30-99   Normal   Previous Period      Normal
            -------   -------   ------   ---------------      ------

 3 months      997       896      973         11.3%             2.5%
 9 months    6,693     6,530    6,998          2.5%           (4.4)%
12 months    6,861     6,697    7,272          2.5%           (5.7)%

Quarterly Comparison
--------------------

Total operating revenues increased almost $6.8 million, or more than 31%, for the quarter ended June 30, 2000. ENMI mechanical contract sales increased $1.3 million for the quarter as a result of an increased level of construction activity. Utility gas service revenues were $16.2 million compared to $11.4 million in the prior period, a 42.4% increase. The average number of natural gas customers increased 2.7% for the quarter, and firm sendout, including transportation, increased 22.3% compared to the same quarter in the previous period. Although greater sendout was the main reason for the increase in revenues, higher purchased gas costs of $954,000 passed through the cost of gas charge to firm customers also contributed to the revenue increase. Utility margin increased 23.3% for the quarter. Changes in the cost of gas affect operating revenues; however, they do not affect total margin because the cost of gas charge is designed to provide dollar-for-dollar recovery of gas costs.

                      ENERGYNORTH, INC.
      Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operations
                        June 30, 2000





An 8.2% increase in the average number of retail propane customers was the primary reason for the 10.6% increase in propane gallons sold for the three-month period. Retail propane operating revenues increased $648,000 and gross margin increased
3.8% compared to the same quarter last year.

Operations and maintenance expenses increased 6.3% due to increased propane delivery expense and greater utility bad debt and insurance expense. Depreciation and amortization expenses increased for the period as a result of capital additions and amortization of environmental remediation costs. The change in other income resulted primarily from an $851,000 write-down of an investment of a non-regulated subsidiary. Reorganization costs and the investment write-downs are not currently tax deductible. Federal and state income taxes correlate to taxable income for the periods.

Nine-Month Comparison
---------------------

Total operating revenues increased $27.5 million, or more than 27%, for the nine-month period ended June 30, 2000. ENMI mechanical contract sales increased $8.3 million for the period as a result of an increased level of construction activity. Utility gas service revenues were $85.8 million compared to $69.8 million in the prior period, a 22.8% increase. The average number of customers increased 2.7% for the period, the weather was colder, and firm sendout, including transportation, increased 7.5% compared to the previous period. Although greater sendout was the main reason for the increase in revenues, higher purchased gas costs of $7.7 million passed through the cost of gas charge to firm customers also contributed to the revenue increase. Utility margin increased 8.6% for the period.

The average number of retail propane customers grew 7.9% for the nine-month period and temperatures were 2.5% colder than the prior period. Retail propane gallons sold increased approximately 11%, and operating revenues increased approximately 33%. Margin was almost 11% better than the prior comparable nine-month period.

Greater operations and maintenance expenses of the mechanical contracting business, increased propane delivery expenses and higher utility production expenses resulting from the cold temperature experienced in late January 2000 combined with greater utility insurance and bad debt expenses were the primary reasons for the 6.3% increase in operations and maintenance expenses for the period. Continued capital additions to the distribution system and amortization of environmental costs were the main reasons for the 11.1% increase in depreciation and amortization expense. Taxes other than income taxes decreased more than 13% from the prior period, principally due to reduced property tax rates. Federal and state income taxes correlate to taxable income for the periods. The change in other income resulted primarily from a $1.4 million write-down of an investment of a non-regulated subsidiary. Reorganization costs and the investment write-down are not currently tax deductible.

                      ENERGYNORTH, INC.
      Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operations
                        June 30, 2000



Twelve-Month Comparison
-----------------------

Total operating revenues increased $29 million, or 25%, for the twelve months ended June 30, 2000. ENMI mechanical contract sales increased $10.6 million due primarily to increased construction activity. Utility gas service revenues were $92.5 million compared to $77.4 million in the prior period. Included in the increase in revenues were higher purchased gas costs of $7.1 million passed through the cost of gas charge to firm customers. Customer growth of 2.7% combined with temperatures that were 2.5% colder than the prior twelve-month period resulted in a 6.7% increase in firm sendout. Total margin from utility operations increased 7.8%.

The average number of retail propane customers grew 8% for the twelve-month period. Retail propane gallons sold increased 9.3%
compared to the prior period. Operating revenues increased $3.3 million and margin increased 8.8%.

Continued capital additions to plant and equipment and amortization of environmental remediation costs were the primary reasons for the 11.2% increase in depreciation and amortization expenses. Taxes other than income taxes decreased almost 10% as a result of reductions in property tax rates. The higher level of pretax income is the main reason for the increase in federal and state income taxes. Included in other income is a $1.4 million write-down of an investment of a non-regulated subsidiary.

Capital Resources and Liquidity
-------------------------------

Cash flow patterns reflect the seasonality of the Company's utility and propane businesses. The greatest demand for cash is in the fall and early winter as construction projects are brought to completion and during the winter as accounts receivable balances grow. During the spring and early summer months, a positive cash flow stream is created as accounts receivable balances are collected. At such time, inventories have been utilized and prepaid amounts, mostly insurance, are being amortized. During the summer months, supplemental gas supplies are replenished in preparation for the winter heating season. The overcollected deferred gas cost amounts at June 30, 2000, will be returned to customers through cost of gas rates in future periods. ENMI does not share the seasonal characteristics of the utility and propane businesses.

The Company's major capital requirements result from efforts to serve additional customers and from normal replacements and efficiency improvements to the existing plant. For the nine months ended June 30, 2000, capital expenditures totaled approximately $10 million.

Capital expenditures and working capital requirements were financed by internally generated funds and supplemented by short-term bank borrowings. At June 30, 2000, the Company had unsecured bank lines of credit of $33 million, $14.1 million of which was outstanding.

                      ENERGYNORTH, INC.
      Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operations
                        June 30, 2000




Construction expenditures for fiscal 2000 are expected to total approximately $14.3 million. Construction expenditures, payment of dividends, long-term debt repayments, environmental remediation and working capital requirements will continue to be funded through cash generated by operations, supplemented by available lines of credit.


Environmental Matters
---------------------

The Company and certain of its predecessors owned or operated several facilities for the manufacture of gas from coal, a process used through the mid-1900s that produced by-products that may be considered contaminated or hazardous under current law, and some of which may still be present at such facilities. The Company is participating with Public Service Company of New Hampshire (PSNH), Northern Utilities and Central Vermont Public Service Company in the investigation of a former manufactured gas site in Dover, New Hampshire. The Company is participating with PSNH in the investigation of a former manufactured gas site in Nashua, New Hampshire and has reached settlement with PSNH on a site in Laconia, New Hampshire. The Company is also engaged in remediation of a site in Concord and an investigation of a site in Manchester, New Hampshire. Costs to complete the Company's share of site investigation, risk characterization and remediation at manufactured gas sites are currently estimated to range from $2.6 million to $3.1 million. In addition to costs incurred to date, the Company has recorded
$2.1 million as an accrued current liability and $505,000 as a long-term liability at June 30, 2000 with a corresponding charge to recoverable environmental costs. The New Hampshire Public Utilities Commission has approved a generic recovery mechanism for costs incurred at all former manufactured gas sites, except recovery for the Concord site, which provides for a seven-year recovery period of substantially all costs, excluding carrying costs. The recovery mechanism provides that the environmental surcharge to customers will not exceed 5% of total gross gas revenues in any given year but that amounts in excess of 5% will be deferred to future periods with recovery of applicable carrying costs. The recovery mechanism for the Concord site provides for recovery from customers, over a seven-year period, of substantially all costs, excluding carrying costs. For further detail regarding environmental issues please refer to Footnote 12 in the Company's 1999 Annual Report on Form 10-K.

Factors that May Affect Future Results
--------------------------------------

The Private Securities Litigation Reform Act of 1995 encourages the use of cautionary statements accompanying forward-looking statements. The preceding Management's Discussion and Analysis of Financial Condition and Results of Operations includes or refers to forward-looking statements concerning the impact of changes in the cost of gas and cost of gas rates on total margin; projected capital expenditures and sources of cash to fund expenditures; and estimated costs of environmental remediation and anticipated regulatory approval of recovery mechanisms. The Company's future results, generally and with respect to such forward-looking statements, may be affected by many factors, among which are uncertainty as to the regulatory allowance of recovery of changes in the cost of gas; uncertain demands for capital expenditures and the availability of cash from various sources; uncertainty as to whether transportation rates will be reduced in future regulatory

                      ENERGYNORTH, INC.
      Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operations
                        June 30, 2000




proceedings with resulting decreases in transportation margins; uncertainty as to environmental costs and as to regulatory approval of the full recovery of environmental costs, and other regulatory assets; weather; results of regulatory proceedings on unbundling; uncertainty as to the timing and expenses of the anticipated merger; uncertainty as to the write-down and disposition of the investment of a non-regulated subsidiary; and impact of new pipeline supplies.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

A description of pending legal proceedings is contained in the Company's annual report on Form 10-K for the fiscal year ended
September 30, 1999.

No further material legal proceedings or material developments occurred since September 30, 1999.

Items 2-5 are not applicable.


Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits:

       27 - Financial Data Schedule
            (Submitted only in electronic format to the Securities and Exchange Commission)

  (b)  Reports on Form 8-K:

       A current report on Form 8-K reporting the occurrence of an event covered by Item 5 was filed on May 15, 2000 by the Company regarding an amendment to the Shareholder Rights Plan which extends the exercise period of the Rights for one year.

                        ENERGYNORTH, INC.



                            SIGNATURE






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         EnergyNorth, Inc.
                                            (Registrant)




Date:   August 3, 2000              /s/  DAVID A. SKRZYSOWSKI
        --------------         -------------------------------------
                               David A. Skrzysowski, duly authorized
                                    Vice President & Controller
                                   (Principal Accounting Officer)